Form 10-Q
period 1995-09-30
RESOURCE GENERAL CORP
filed 1995-11-13
CIK 35305

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ---------------------------------------
                                  FORM 10-QSB
                    ---------------------------------------
               QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995      Comm. File No. 0-8115
-------------------------------------------------                     ------

                        Resource General Corporation
        ---------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

         Ohio                                               31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                    43204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (614) 279-8877
                                                   ----------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)      YES  X           NO                    (2)      YES  X           NO
             ---            ---                              ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practiable date: 1,085,820 common shares, without par value, outstanding as of September 30, 1995.

                          RESOURCE GENERAL CORPORATION
                          ----------------------------

                                     INDEX
                                     -----


Part I.  Financial Information                                                          Page No.
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets for September 30, 1995                     3 and 4
                 and December 31, 1994

                 Consolidated Statement of Income for the nine                          5
                 months ended September 30, 1995 and September 30,
                 1994, and three months ended September 30, 1995 and September
                 30, 1994

                 Consolidated Statement of Cash Flows for the                           6
                 nine months ended September 30, 1995 and
                 September 30, 1994

                 Notes to Consolidated Financial Statements                             7 and 8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          9 and 10

Part II.         Other Information                                                      11, 12 and 13


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                    September 30                  Dec. 31
ASSETS                                                                 1995                        1994
------                                                             ------------                 ------------
CURRENT ASSETS
Cash                                                                    $1,892                      $65,224
Accounts Receivable                                                 $1,944,366                   $2,315,219
Inventories                                                           $671,980                     $945,385
Other Current Assets                                                  $137,738                     $116,848
                                                                   ------------                 ------------
    Total Current Assets                                            $2,755,976                   $3,442,676
                                                                   ------------                 ------------

Property and Equipment, at cost
    Office Equipment                                                  $337,097                     $295,130
    Manufacturing equipment                                           $872,250                     $934,221
    Leasehold improvements                                            $234,144                     $216,689
    Vehicles                                                           $81,600                      $81,600
    Computer Network                                                   $92,607                           $0
                                                                   ------------                 ------------
                                                                    $1,617,698                   $1,527,640

    Less: Accumulated Depreciation & Amortization                    ($797,270)                   ($687,827)
                                                                   ------------                 ------------
Net Property and Equipment                                            $820,428                     $839,813
                                                                   ------------                 ------------
OTHER NON-CURRENT ASSETS
Inventory, Longterm Portion                                            $50,000                      $50,000
Oil & Gas Royalty Interests, Net of Amort.                             $15,254                      $22,004
Land Held for Investment                                              $169,720                     $169,720
Goodwill, net (Note 3)                                                $117,836                     $138,630
Other noncurrent assets                                                $25,498                      $41,367
                                                                   ------------                 ------------
    Total Other Non-Current Assets                                    $378,308                     $421,721
                                                                   ------------                 ------------

TOTAL ASSETS                                                        $3,954,712                   $4,704,210
============                                                       ============                 ============





        The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES





                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                       September 30                   Dec. 31
LIABILITIES                                                                1995                        1994
-----------                                                            -------------                -------------
Accounts Payable                                                           $796,508                     $864,659
Bank Line of Credit                                                      $1,301,010                   $1,883,010
Notes Payable to Directors                                                 $115,000                     $150,376
Current Portion of Long-Term Debt                                          $129,229                     $121,234
Accrued Expenses and Taxes                                                 $300,252                     $460,835
Advance Billings                                                           $155,190                     $320,279
                                                                       -------------                -------------
    Total Current Liabilities                                            $2,797,189                   $3,800,393
                                                                       -------------                -------------

Noncurrent liabilities, all less current portions:
    Notes payable to bank                                                  $123,688                     $187,315
    Other long-term installment notes                                      $167,191                     $126,195
    Deferred income taxes                                                   $21,300                      $21,300
                                                                       -------------                -------------

    Total noncurrent liabilities                                           $312,179                     $334,810
                                                                       -------------                -------------

    Total liabilities                                                    $3,109,368                   $4,135,203
                                                                       -------------                -------------

Minority Interest                                                                $0                          $27
                                                                       -------------                -------------

Total Minority Interest                                                          $0                          $27
                                                                       -------------                -------------

Shareholders' Equity
--------------------

Common stock, no par value, authorized,
stated value of $.01; 1,085,820 shares
issued and outstanding                                                      $10,858                      $10,858
Additional Paid In Capital                                               $1,236,543                   $1,236,543
Retained Earnings (Loss), Prior Years                                     ($668,394)                    $144,414
Current Year Earnings (Loss)                                               $276,336                    ($812,835)
                                                                       -------------                -------------
                                                                           $855,343                     $578,980
    Less subscription receivable (Note 8)                                   $10,000                      $10,000

                                                                       -------------                -------------
Total Shareholders' Equity                                                 $845,343                     $568,980
                                                                       -------------                -------------

TOTAL LIABILITIES AND EQUITY                                             $3,954,712                   $4,704,210
============================                                           =============                =============


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)

                                                         Three Months Ended                              Nine Months Ended
                                                           September 30                                     September 30
                                                       1995                1994                         1995             1994
                                                     ----------          ----------                   ----------       ----------
NET SALES                                            $2,489,533          $1,996,131                   $6,750,814       $4,907,353
--------

Cost of Goods Sold                                   $1,657,827          $1,941,992                   $4,681,076       $4,296,724
                                                     ----------          ----------                   ----------       ----------

Gross Margin                                           $831,706             $54,139                   $2,069,738         $610,629

Selling, General and
and Administrative Expense                             $595,514            $317,259                   $1,625,398       $1,122,604
                                                     ----------          ----------                   ----------       ----------

Operating Income (Loss)                                $236,192           ($263,120)                    $444,341        ($511,975)
                                                     ----------          ----------                   ----------       ----------

Other Income (Expense)
    Interest Income                                        $73              $4,858                         $245          $15,039
    Interest(Expense)                                 ($46,204)           ($54,906)                   ($154,133)       ($116,090)
    Oil & Gas Royalties, After Amort.                  ($2,761)              ($747)                     ($3,622)         ($3,099)
    Other                                                 ($27)           ($11,829)                     ($7,294)         ($4,085)
                                                     ----------          ----------                   ----------       ----------

Total Other Income (Expense)                          ($48,919)           ($62,624)                   ($164,804)       ($108,235)
                                                     ----------          ----------                   ----------       ----------


Minority Interest                                          $27                  $0                           $0               $0
Provision for Taxes                                     $1,311              $6,831                       $3,200           $6,831

                                                     ----------          ----------                   ----------       ----------
NET INCOME                                             185,989            (332,575)                     276,336         (627,041)
----------                                           ==========          ==========                   ==========       ==========


Weighted average number of                           1,085,820           1,085,820                    1,085,820        1,085,820
Shares Outstanding

Income (Loss) per Common Share:
   Income (Loss) before extraordinary                    $0.17              ($0.31)                       $0.25           ($0.58)

EARNINGS (LOSS)
                                                     ----------          ----------                   ----------       ----------
    PER COMMON SHARE                                     $0.17              ($0.31)                       $0.25           ($0.58)
                                                     ==========          ==========                   ==========       ==========





The accompanying notes are an integral part of the financial statements.

                        PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CASHFLOW STATEMENT
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                        1995                         1994
                                                                                       ----------                   ----------
Cash Flow From Operating Activities
Net Income (Loss)                                                                       $276,336                    ($627,041)
  Adjustments to Reconcile Net Income to Net Cash
     Depreciation and Amortization                                                      $155,065                     $127,015
     Loss (Gain) on sale of property and equipment                                        $7,294                      $14,562
     Write Off land development costs                                                         $0                      $10,047

Changes in certain assets and liabilities
     Decrease (Increase) in Accounts Receivable                                         $370,853                     $566,540
     Decrease (Increase) in Inventory                                                   $273,405                    ($456,503)
     Decrease (Increase) in Other Current Assets                                        ($20,890)                      $2,931
     Decrease (Increase) in Other Non Current Assets                                     $15,869                      $22,656
     Increase (Decrease) in Accounts Payable                                            ($68,150)                    ($19,217)
     Increase (Decrease) in Accrued Exp and Taxes                                      ($160,583)                    ($52,157)
     Increase (Decrease) in Advanced Billings                                          ($165,089)                    $270,664
                                                                                       ----------                   ----------

Net Cash Provided By Operating Activities                                               $684,110                    ($140,503)
-----------------------------------------                                              ----------                   ----------

Cash Flows from Investing Activities
     Proceeds from sale of real estate                                                        $0                     $205,909
     Proceeds from sale of equipment                                                     $83,500                      $12,428
     Capital expenditures for property and equipment                                   ($106,323)                    ($93,179)
     (Increase) Decrease in other long term assets                                            $0                           $0
     (Increase) Decrease in Other Investments                                                 $0                           $0
                                                                                       ----------                   ----------

Net Cash Used In Investing Activities                                                   ($22,823)                    $125,158
-------------------------------------                                                  ----------                   ----------

Cash Flows from Financing Activities
     Principal Payments of Debt Obligations                                            ($107,243)                    ($74,277)
     Proceeds from change in Line of Credit, net                                       ($582,000)                     $79,183
     Repayment of advances from directors                                               ($35,376)                          $0
                                                                                       ----------                   ----------

Net Cash Used In Financing Activities                                                  ($724,619)                      $4,906
-------------------------------------                                                  ----------                   ----------

Net Increase (Decrease) in Cash                                                         ($63,332)                    ($10,439)
Cash, Beginning of Period                                                                $65,224                     $205,889
                                                                                       ----------                   ----------

CASH, END OF PERIOD                                                                       $1,892                     $195,450
-------------------                                                                    ==========                   ==========

Resource General and its Subsidiaries paid $154,133 in cash for interest expense in 1995 and $116,090 in 1994.
The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

            ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF FINANCIAL PRESENTATION
---------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to FORM 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting policies followed by Resource General Corporation (the Company), are set forth in Note 1 to the financial statements in the Company's 1994 FORM 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the whole year.

In prior years, the Company filed interim reports (FORM 10Q) classifying certain expenses as selling, general and administrative expenses while filing the FORM 10K with those same expenses as part of cost of sales. Management feels the FORM 10K classification is more consistant with GAAP and will use the latter classification for both FORM 10QSB and FORM 10KSB. The expense reclassified to achieve this consistency are wages of certain employees who are indirectly production related. This expense will be moved from SG&A to COS. The following recap shows the effect of the reclassification on the income statement for nine months ending September 30, 1994.

                                     Nine Months   Nine Months      Three Months      Three Months
                                       Ended           Ended           Ended             Ended
                                    As Reported     As Adjusted      As Reported       As Adjusted
                                   Sept. 30, 1994  Sept. 30, 1994   Sept. 30, 1994    Sept. 30, 1994
                                   --------------  --------------   --------------    --------------
Net Sales                            $4,907,353        $4,907,353      $1,996,131       $1,996,131

Cost of Goods Sold                    4,154,205        $4,296,724       1,920,950        1,941,992
                                   --------------  --------------   --------------    --------------

Gross Margin                      $     753,148       $   610,629          75,181           54,139
                                   --------------  --------------   --------------    --------------

Gross Margin Percentage                  15.35%            12.44%           3.77%            2.71%

Selling, General and
Administrative Expense                1,265,123         1,122,604         338,301          317,259
Other Income (Expense)                 (108,235)         (108,235)        (62,624)         (62,624)
Provision for Taxes (Expense)            (6,831)           (6,831)         (6,831)          (6,831)
                                   --------------  --------------   --------------    --------------

Net Income                        $    (627,041)      $  (627,041)     $ (332,575)      $ (332,575)
                                   ==============  ==============   ==============    ==============

Note 2. Inventories
-------------------

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at September 30, 1995 and December 31, 1994 were as follows.


                           September 30, 1995                 Dec. 31, 1994
                          -------------------               -------------------
Raw Materials             $         352,043                 $        375,074
Work In Process                     369,937                          620,311
Finished Goods                            0                                0
                          ------------------                -------------------
Inventory included
in Current Assets         $         721,980                 $        995,385
                          ------------------                -------------------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $50,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

PART I - FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RECENT EVENTS
-------------

Sales increased from $4.9 million in the third quarter 1994 to $6.7 million through the same period in 1995. The sales increase was a result of a high volume of orders for hydraulic presses during the fourth quarter in 1994 and the first quarter in 1995. The majority of the new orders were for presses that were previously engineered by the company which reduced the amount of time needed to convert the new orders to shipments.

At the end of the quarter the company has $1.7 million in backlog scheduled to be shipped by the end of the year. The company's new orders for hydraulic presses dropped substantially in the second and third quarter of 1995.
However, this drop was more than offset by orders for plastic injection molding machines. Consequently, the company is able to increase its annual revenue estimate from $7.0 million in the second quarter Form 10QSB to a current estimate of $8.0 million.

Gross profits increased from 12% of sales in third quarter 1994 to 31% of sales in third quarter 1995 or an increase from $610,629 in 1994 to $2,069,738 in 1995. In the third quarter there was a record gross margin of 42% on sales of $2.4 million. The major cause for the quarter's higher margin is that the majority of the revenue was from higher margin "C" frame hydraulic presses and minimal warranty expenses on previously shipped presses. The overall nine month margin improvement also is attributable to closer control of material costs as a result of better information from the new integrated business system, and increased manufacturing efficiencies.

Sales, General and Administrative (SG & A) expenses, as a percent of sales, increased by 1% for the nine months ended September 30, 1995 over the same period in 1994. The increase in SG & A was attributable to increased engineering costs (R&D) on the development of a new 30 ton insert molding machine, participation at a major trade show to introduce the new machine, and company training expenses on the new integrated business system.

Operating income for the third quarter of 1995 is $236,192 as compared to a loss of $263,120 during the third quarter of 1994. Year to date operating income at the end of the third quarter 1995 of $444,341 compared to a loss of $511,975 for the same period in 1994. The increase in profitability is a result of increased sales and improved gross profit margins as previously discussed.

Net income for the year has improved to $276,336 or 4% of sales at September 30, 1995 from a loss of $627,041 or 13% of sales at September 30, 1994.

The company expects the fourth quarter will break even due to a decline of scheduled shipments. In addition, the scheduled shipments are largely composed of injection molding machines which have lower margins than hydraulic presses.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

The company had a deficit working capital position of $41,214 as of September 30, 1995. This is in contrast to a deficit working capital position of $301,000 as of June 30, 1995 and deficit of $357,717 as of December 31, 1994. The company believes that as it converts its backlog to orders and continues to generate higher gross profit margins, the company's working capital position will continue to improve.

The Company renegotiated and renewed the current bank agreement through April 1996. The company is negotiating and has received proposals from two banks for new bank agreements that will enhance the ability to fund future growth. The Board of Directors continues to explore alternatives to increase capitalization.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             The exhibits required to be filed herewith are set forth below.

             No reports were filed on FORM 8-K for the quarter for which this report is filed.

             Exhibit 27 - Financial Data Schedule

ITEM 4. Submission of Matters to a Vote of Security Holders

         On July 24, 1995, the Company held its 1995 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms. Richard R. Corna, Terry L. Sanborn and Donald S. Boston, Jr. were nominated by the Board of Directors and elected to three-year terms to expire at the 1998 annual meeting of shareholders. Lyman Brownfield, Robert S. Ryan, Howard Daniel Smith, Charles T. Sherman, and Robert Binsky continued to hold office as directors of the Company after the meeting.




                                   SIGNATURES


IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                               RESOURCE GENERAL CORPORATION,
                                                 AN OHIO CORPORATION

DATE:   NOVEMBER 1, 1995                       BY: \S\ ROBERT S. RYAN
     -------------------------                     ---------------------------
                                                   ROBERT S. RYAN
                                                   ACTING PRESIDENT



DATE:   NOVEMBER 1, 1995                       BY: \S\ CHARLES T. SHERMAN
     -------------------------                     ---------------------------
                                                   CHARLES T. SHERMAN
                                                   VICE PRESIDENT OF OPERATIONS