Form 10KSB
period 1995-12-31
RESOURCE GENERAL CORP
filed 1996-03-27
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995              Comm. File No.  0-8115
-------------------------------------------                              ------

                          Resource General Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

            Ohio                                         31-0737351
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                                  43204
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:      (614) 276-4877
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
--------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------

Common shares, without par value. 1,085,820 common shares outstanding as of January 31, 1996.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

The issuer's revenues for the most recent fiscal year is $8,467,411.

The aggregate market value of the voting stock held by non-affiliates as of January 31, 1996, is estimated to be $1,017,956.

Documents incorporated by reference. Portions of the registrants' Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than April 8, 1996 (Part III).

                                     PART I

ITEM 1. BUSINESS

         A. General

Resource General Corporation, including its subsidiaries, is referred to as the Company in this document. Resource General Corporation by itself is referred to as Resource in this document.

Resource is an Ohio corporation resulting from the merger of a number of small companies over the past twenty years, the oldest of which was incorporated as the Millersport Bank Company in 1906. Resource sold its banking business in 1981.

In settlement of a debt, Resource acquired Medina Enterprises, Inc. and in 1985, Medina Enterprises and Resource were merged into Fidelity, which then merged into the Millersport Bank, which changed its name to Resource General Corporation.

In partial payment of a debt, Resource received a 500 acre tract of land in Shawnee, Ohio, on which there are 22 producing oil and gas wells, from which Resource receives the landowner's royalty.

On April 3, 1987, through a merger by a subsidiary corporation, Resource acquired for $205,000 certain assets and the right to manufacture and market a line of industrial hydraulic presses. This business has been operated since that time by a wholly owned subsidiary, PH Hydraulics and Automation, Inc. ("Hydraulics").

On January 22, 1990, Resource acquired substantially all of the assets, and assumed all of the accounts payable of Trueblood, Inc., an Ohio corporation. The business of Trueblood was the manufacture of insert injection molding machines and plastic parts for a variety of companies, and the design of molds. The manufacture of machines and molds was established in a subsidiary of Hydraulics, called the Trueblood Plastics Corporation ("Plastics"). The business of manufacturing parts was placed in a Resource subsidiary, Resource General Molding Corporation ("Molding").

The purchase of the assets was $1,350,000, plus monthly premium payments of $2,700 towards a policy retained by Trueblood insuring the life of Trueblood's majority stockholder, plus a supplemental payment to be based on Trueblood Plastics' operations in the subsequent six years. In October of 1994, Resource negotiated a final settlement of $200,000 with regard to the supplemental payment.

In 1991, Resource organized an 80% owned subsidiary to which it has leased surface rights to approximately 150 acres of the company's Perry County, Ohio property for operation of a construction and demolition landfill. This subsidiary is named Perry Environmental Recycling, Inc. ("PERI").

As of December 29, 1994, Resource General Molding Corporation ("Molding") and Trueblood Plastics Corporation ("Plastics"), wholly owned subsidiaries of PH Hydraulics and Automation, Inc. ("Hydraulics") were merged into Hydraulics. Hydraulics is now the sole continuing and surviving corporation in this merger.

At the time of the merger, the shares of common stock of Molding and Trueblood ceased to exist and the number of common shares authorized to exist and be outstanding for Hydraulics increased to 3,000, but there was no increase in the number of Hydraulic shares issued and outstanding.

Hydraulics is now the only subsidiary of the Company.

         B. Financial Information About Industry Segments

The Company sells hydraulic presses, plastic molding machines, press and machine repair parts, and repair service. The presses and plastic molding machines are part of the machine tool industry. The Company takes the position that it operates only in the machine tool industry. The following table shows our sales by class of products within the machine tool industry, for the years 1995, 1994, and 1993.

                                         1995                            1994                            1993
                            ----------------------------    ----------------------------    ---------------------------
                            Dollars              Percent    Dollars              Percent    Dollars             Percent
                            --------------    ----------    --------------    ----------    --------------    ---------
Presses                         6,373,834            75         5,630,700            72         6,425,761            78
-----------------------------------------------------------------------------------------------------------------------
Machines                        1,727,463            20         1,700,142            22         1,276,836            16
-----------------------------------------------------------------------------------------------------------------------
Repair Parts                      248,876             3           242,418             3           167,391             2
-----------------------------------------------------------------------------------------------------------------------
Repair Service                     60,260             1            89,584             1            32,311             1
-----------------------------------------------------------------------------------------------------------------------
Press Automation                        0           ---                 0           ---           123,160             1
-----------------------------------------------------------------------------------------------------------------------
Molded Products                    56,978             1           110,660             2           172,352             2
-----------------------------------------------------------------------------------------------------------------------

Total                           8,467,411          100%         7,773,504          100%         8,197,811          100%

=======================================================================================================================

         C. Narrative Description of Business

Except for activities which may develop in connection with its Perry County real estate, the Company's operations are conducted through Hydraulics.

                  (1) Business and Principal Products

The Company's operations consist of the manufacture of standard and custom designed hydraulic presses and vertical injection molding machines. The Company's hydraulic presses range in tonnage from 1-5,000 tons; the injection molding machines have a tonnage range from 30 to 450 tons. Hydraulic presses are marketed under the name of PH Hydraulics. Injection molding machines are marketed under the name of PH Trueblood.

                  (2) Sources and Availability of Raw Materials

As a matter of policy, the Company's subsidiary uses standard industrial components in the manufacture of its products. This policy is perceived as a strong marketing advantage. Since raw steel is the largest material component of the Company's product, its availability impacts the Company's ability to meet promised delivery dates. The Company does not, however, depend heavily on certified or specialty steels. Hydraulic cylinders and manifolds are key purchase components which vary in availability and lead times.

                  (3) Backlog

Backlog at December 31, 1995 was approximately $2,619,000, all of which is expected to be completed in 1996. Backlog at December 31, 1994 was approximately $2,600,000 and all 1994 backlog was shipped in 1995.


                  (4) Competition

Hydraulics is able to design and manufacture presses ranging in capacity from 1 to 5,000 tons. It faces a different array of competitors with respect to presses less than or exceeding 50 tons. In either category, however, most of the market is shared by fewer than a dozen companies, no one of which is dominant. The Company believes its strong engineering staff, flexibility, and the reputation for reliability of its product lines provide strong competitive advantages.

The injection molding machines have a vertical clamp and are used for insert molding. Insert molding is the fastest growing section of injection molding. The growth of the industry is starting to attract new competition to meet demand.


                  (5) Employees

As of December 31, 1995, Resource had no employees. Hydraulics had 54 employees.

                  (6) Significant Customers

No one customer comprised 10% or more of 1995 sales. One customer accounted for 11% of the sales and 25% of the accounts receivable balance at December 31, 1994. Two customers accounted for 25% of the sales and 49% of the accounts receivable balance at December 31, 1993.

         D. Financial Information about Foreign and Domestic Operations and Export Sales

Neither the Company nor any subsidiary has a foreign operation. The Company does not sell directly to foreign companies or governments. It has sold to U.S. based companies for export to foreign locations. These sales for export are not a significant part of the Company's sales.

         E. Miscellaneous issues

The Company was awarded a patent for a injection molding design in 1994. This patent does not give the Company any broad advantage in the plastics industry.

The Company does not have any significant, material compliance issues with regard to environmental protection laws or regulations which would have any effect on its capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

         A. At December 31, 1995, the Company's operating unit, Hydraulics, leased a manufacturing and office facility at 2365 Scioto Harper Drive, Columbus, Ohio, containing approximately 22,000 square feet. The lease term is April 1, 1989 through August 31, 1999. The rent payments escalate from an annual amount of $54,750 to $88,080 at the end of the eighth year.

         B. The Registrant, Resource, moved its office space in 1995 from 341 S. Third Street, Columbus, Ohio to the manufacturing and office facility of Hydraulics at 2365 Scioto Harper Drive, Columbus, Ohio.

         C. Real Estate Owned for Investment

Resource owns land in Franklin County, Ohio recorded on the books at $20,420 and undeveloped land in Perry County recorded on the books at $162,304 which includes $13,004 in oil and gas royalty reserves.

ITEM 3. PENDING LEGAL PROCEEDINGS

The Company has one product liability suit pending against PH Hydraulics and Automation, Inc. and Trueblood. The lawsuit does not involve punitive damages and management feels the related insurance coverage is sufficient to cover any claims which are successful against the Company, although the prospect is remote.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the fourth quarter of 1995.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

         A. Market Information There are no active market makers. The share price of the last trade was at 15/16.

         B. Holders

As of December 31, 1995, there were 964 record holders of the Company's common stock.

         C. Stock Price and Dividend Information

There is no established public trading market for the Company's common stock.

The Company did not pay dividends in 1995 or 1994. Bank lending agreements contain restrictions against dividend payment.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's profitability and sales rebounded sharply in 1995. Sales increased by 9% from $7.7 million in 1994 to $8.4 million in 1995. The sale of hydraulic presses increased from $5.6 million to $6.3 million while sales of injection molding machines remained steady. The Company reduced its molded parts sales as it does not believe that it can generate acceptable profit margins in this line of business.

The Company returned to profitability in 1995. The Company turned an $812,835 loss in 1994 into a $176,485 profit in 1995. Improvement in gross margin from 16% in 1994 to 26% in 1995 is the major reason for the profit turnaround. Gross margin has improved because of reduced warranty, material, and labor costs.

Another reason for the improvement in gross margin was the return to the Company's historically low warranty expenses. In 1995 our net warranty expense was $13,488. In 1994 warranty expense was $246,890 of which $70,000 was reserved for 1995 potential warranty expenses. As a result of accruing warranty expense through June of 1995 and the beginning warranty reserve, the Company finished the year with $85,000 in accrued warranty expenses. Prior to 1994 warranty expense was $12,376 and $75,046 in 1993 and 1992 respectively.

Material costs, as a percent of sales, dropped by 2.38% to 49.35% in 1995 from 51.73% in 1994. During 1995 a new software system was implemented. The system enables the Company to closely monitor its material and labor costs so that it can quickly respond to increases in material costs. Quick recognition of material cost increases allowed the Company to locate new vendors or to pass the increased costs into the price of products.

Direct labor and shop expenses decreased by 3.49% in 1995 from 1994. The manufacturing processes were revised to re-route material flow and to better schedule labor. These new initiatives, added by the new software, resulted in increased labor productivity. During the year the amount of overtime and indirect hours decreased due to the increased productivity.

The increase in revenues was a result of an increase of the Company's customer base for hydraulic presses. In previous years the bulk of the hydraulic press sales primarily came from two major automotive companies. The Company's marketing direction was to non-automotive customers with a number of new customers gained during the year. Hydraulic presses comprised 75% of sales in 1995 as opposed to 72% in 1994. Hydraulic presses have higher gross margins than injection molding machines which further improved gross margin in 1995.

Sales of injection molding machines, the Company's other source of revenue, held steady in 1995. However, new orders increased to $2.3 million in 1995. $1.2 million of the new orders are scheduled to ship in 1996.

As a result of the prime interest rate increasing in 1995, the Company's interest expense increased by 22% over 1994.

Liquidity & Capital Resources

The return of profitability, plus a restructure of bank debt has improved the Company's cash flow and working capital. In late 1995 the Company refinanced its line of credit with a revolving credit and term loan agreement. The result was a $500,000 reduction in current short term debt which was termed out for five years. Working capital increased to $145,000 from a deficit of $358,000 in 1994. Cash flow from operations increased to $1,336,607 in 1995 from a deficit of $479,377 in 1994.

Year end cash increased to $122,746, an increase of $57,522 from 1994.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                    TABLE OF CONTENTS                                      PAGE
                                                                                           ----
Report of Independent Public Accountants for December
31, 1995, 1994 and 1993 for Financial Statements........................................   9

Consolidated Balance Sheets as of December 31, 1995 and 1994............................   10-11

Consolidated Statements of Operations for the years ended December
31, 1995, 1994 and 1993.................................................................   12

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1995, 1994 and 1993........................................................   13

Consolidated Statements of Cash Flows for the years ended December
31, 1995, 1994, and 1993................................................................   14-15

Notes to Consolidated Financial Statements..............................................   16-28

                      [GREENE & WALLACE, INC. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders
Resource General Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Resource General Corporation and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource General Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


                                     /s/ Greene & Wallace, Inc.


Columbus, Ohio
February 23, 1996

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                                     Assets

                                                        1995           1994
                                                        ----           ----
Current assets:
  Cash                                               $  122,746         65,224
  Accounts receivable (Notes 3 and 9)                 1,277,415      2,315,219
  Inventories, less estimated long-term
    portion (Note 3)                                    871,022        945,385
  Deferred income taxes (Note 4)                         22,400         20,300
  Other current assets                                   57,696         96,548
                                                     ----------     ----------
        Total current assets                          2,351,279      3,442,676
                                                     ----------     ----------

Property and equipment, at cost (Notes 3 and 5):
    Office equipment                                    389,312        295,130
    Manufacturing equipment                             872,250        934,221
    Leasehold improvements                              232,809        216,689
    Vehicles                                             81,600         81,600
                                                     ----------     ----------
                                                      1,575,971      1,527,640
    Less accumulated depreciation
      and amortization                                  804,185        687,827
                                                     ----------     ----------
        Property and equipment, net                     771,786        839,813
                                                     ----------     ----------

Other noncurrent assets:
  Inventory, estimated long-term portion
    (Note 3)                                             50,000         50,000
  Oil and gas royalty interests, net                     13,004         22,004
  Land held for investment (Note 3)                     169,720        169,720
  Goodwill, net                                         110,904        138,630
  Other noncurrent assets                                47,754         41,367
                                                     ----------     ----------
        Total other noncurrent
          assets                                        391,382        421,721
                                                     ----------     ----------

          Total assets                               $3,514,447      4,704,210
                                                     ==========     ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     (contd)

                           December 31, 1995 and 1994

                      Liabilities and Shareholders' Equity

                                                           1995             1994
                                                           ----             ----
Current liabilities:
  Accounts payable                                     $   792,694          864,659
  Bank line of credit (Note 3)                             532,849        1,883,010
  Notes payable to directors (Note 8)                       87,500          150,376
  Current portion of long-term debt
    (Note 3)                                               130,444          121,234
  Current portion of capital lease
    obligations (Note 5)                                    14,814             --
  Income taxes payable                                       5,000             --
  Accrued expenses and taxes                               414,323          460,835
  Customer deposits                                        229,080          320,279
                                                       -----------      -----------
        Total current liabilities                        2,206,704        3,800,393
                                                       -----------      -----------

Noncurrent liabilities, all less current portions:
  Notes payable to bank (Note 3)                           383,333          187,315
  Capital lease obligations (Note 5)                        59,794             --
  Other long-term installment notes
    (Note 3)                                                95,751          126,195
  Deferred income taxes (Note 4)                            23,400           21,300
                                                       -----------      -----------

        Total noncurrent liabilities                       562,278          334,810
                                                       -----------      -----------

        Total liabilities                                2,768,982        4,135,203
                                                       -----------      -----------

Minority interest in subsidiary                               --                 27
                                                       -----------      -----------

Shareholders' equity: (Note 7)
  Common stock, with no par value,
    authorized 3,412,000 shares;
    issued and outstanding 1,085,820 in
    1995 and 1994 at $.01 stated value                      10,858           10,858
  Additional paid-in capital                             1,236,543        1,236,543
  Retained earnings (deficit)                             (491,936)        (668,421)
                                                       -----------      -----------
                                                           755,465          578,980
    Less subscription receivable (Note 8)                   10,000           10,000
                                                       -----------      -----------

        Total shareholders' equity                         745,465          568,980
                                                       -----------      -----------

          Total liabilities and
            shareholders' equity                       $ 3,514,447        4,704,210
                                                       ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the years ended December 31, 1995, 1994 and 1993

                                          1995             1994             1993
                                          ----             ----             ----
Net sales                             $ 8,467,411        7,773,504        8,197,811
Cost of sales                           6,287,521        6,609,664        6,448,619
                                      -----------      -----------      -----------
      Gross margin                      2,179,890        1,163,840        1,749,192
Selling, general and ad-
  ministrative expenses                 1,802,597        1,862,862        1,374,636
                                      -----------      -----------      -----------
      Income (loss)from
        operations                        377,293         (699,022)         374,556
                                      -----------      -----------      -----------

Other income (expenses):
  Oil and gas royalty, net                 (5,258)          (3,217)          (1,456)
  Interest income                             310           15,137           42,182
  Interest expense                       (186,776)        (152,750)        (134,611)
  Other, net                               (4,084)           3,350          (13,882)
                                      -----------      -----------      -----------
      Total other income
        (expenses), net                  (195,808)        (137,480)        (107,767)
                                      -----------      -----------      -----------
      Income (loss) before income
        taxes                             181,485         (836,502)         266,789

Provision for income taxes
  (Note 4)                                 (5,000)          23,667          (35,565)
                                      -----------      -----------      -----------
      Net income (loss)               $   176,485         (812,835)         231,224
                                      ===========      ===========      ===========

Per share data:
  Net income (loss) per common
    share                             $       .16             (.75)             .21
                                      ===========      ===========      ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1995, 1994 and 1993

                                                                             Retained
                                                             Additional      Earnings                          Total
                                      Common Stock             Paid-In     (Accumulated    Subscription   Shareholders'
                                  Shares        Amount         Capital        Deficit)      Receivable        Equity
                                ---------     ----------     ----------    ------------    ------------   -------------
Balance, December 31, 1992      1,079,820     $   10,798      1,230,603        (86,810)        (10,000)      1,144,591

  Issuance of common stock
    (Note 7)                        6,000             60          5,940           --              --             6,000
  Net income                         --             --             --          231,224            --           231,224
                               ----------     ----------     ----------     ----------      ----------      ----------

Balance, December 31, 1993      1,085,820         10,858      1,236,543        144,414         (10,000)      1,381,815

  Net loss                           --             --             --         (812,835)           --          (812,835)
                               ----------     ----------     ----------     ----------      ----------      ----------

Balance, December 31, 1994      1,085,820         10,858      1,236,543       (668,421)        (10,000)        568,980

  Net income                         --             --             --          176,485            --           176,485
                               ----------     ----------     ----------     ----------      ----------      ----------

Balance, December 31, 1995      1,085,820     $   10,858      1,236,543       (491,936)        (10,000)        745,465
                               ==========     ==========     ==========     ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the years ended December 31, 1995, 1994 and 1993

                           Increase (Decrease) in Cash

                                              1995              1994             1993
                                              ----              ----             ----
Cash flows from operating activities:
  Net income (loss)                       $   176,485         (812,835)         231,224
  Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
      Depreciation and
        amortization                          213,596          174,113          152,299
      Loss (gain) on sale of
        property and equipment                  7,896           14,562           (2,807)
      Write-down of landfill
        development costs                        --            133,962             --
  Changes in assets and
    liabilities affecting cash
    flows from operating
    activities:
      Accounts receivable                   1,037,804          (81,501)        (217,973)
      Inventories                              74,363          (26,633)        (111,726)
      Other current assets                     38,852          (32,297)          (4,934)
      Other noncurrent assets                  (7,713)         (10,938)           2,613
      Accounts payable                        (71,965)        (408,141)        (238,242)
      Accrued income taxes payable              5,000          (34,831)          34,831
      Accrued expenses and taxes              (46,512)         324,934           (2,454)
      Customer deposits                       (91,199)         280,228         (265,755)
      Deferred income taxes                      --               --              1,000
                                          -----------         --------         --------
         Net cash provided by
           (used in) operating
           activities                     $ 1,336,607         (479,377)        (421,924)
                                          -----------         --------         --------

                     The accompanying notes are an integral
                      part of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                     (contd)

              For the years ended December 31, 1995, 1994 and 1993

                           Increase (Decrease) in Cash

                                              1995              1994             1993
                                              ----              ----             ----
Cash flows from investing activities:
    Proceeds from sale of equipment       $    83,228           12,428           14,675
    Capital expenditures for
      property and equipment                 (106,062)        (107,136)        (110,412)
    Net proceeds from sale of
      land held for investment                   --            205,909          203,891
    Net proceeds from sale of former
      manufacturing facility                     --               --            573,776
    Landfill development
      expenditures                               --               --             (5,094)
                                          -----------         --------         --------
        Net cash provided by (used
          in) investing activities            (22,834)         111,201          676,836
                                          -----------         --------         --------

Cash flows from financing activities:
    Principal payments on
      debt obligations                     (1,778,375)        (192,220)        (917,465)
    Payment of Trueblood
      supplemental purchase
      obligation                                 --           (200,000)            --
    Proceeds from debt
      obligations                             585,000          619,355          880,682
    Advances from directors                      --                376             --
    Principal payments on notes
      payable to directors                    (62,876)            --            (22,650)
    Proceeds from issuance of
      common stock                               --               --              6,000
                                          -----------         --------         --------
        Net cash provided by (used
          in) financing activities         (1,256,251)         227,511          (53,433)
                                          -----------         --------         --------

Net increase (decrease) in cash                57,522         (140,665)         201,479
Cash, beginning of year                        65,224          205,889            4,410
                                          -----------         --------         --------
Cash, end of year                         $   122,746           65,224          205,889
                                          ===========         ========         ========

Supplemental schedule of noncash investing and financing activities:

  Goodwill of $100,000 was recorded as part of the Trueblood Plastics acquisition supplemental purchase price estimate, by recognizing a liability for the same amount during 1993. (See Note 2)


                     The accompanying notes are an integral
                       part of these financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 -          Business Description:

                  Resource General Corporation ("Resource"), an Ohio corporation, is the product of the merger of several companies, the oldest of which was incorporated in 1906. Resource owns several real estate parcels held for investment or development in Ohio. It also owns royalty interests in a number of oil and gas wells in southeastern Ohio.

                  On April 2, 1987, Resource acquired a wholly-owned subsidiary, PH Hydraulics and Automation, Inc. ("PH"), to manufacture and market a line of hydraulic presses. PH also designs, manufactures, and markets automation equipment. On January 22, 1990 the Company acquired, through its subsidiary PH, the assets of Trueblood, Inc., a manufacturer of insert molding machines. The principal purpose of the machines is to encapsulate objects in plastic. The new corporation is Trueblood Plastics Corporation ("Trueblood Plastics"). At the same time the Company formed a first tier corporate subsidiary, Resource General Molding Corporation ("Molding"), to manufacture plastic parts by its own machines. Effective December 29, 1994, Trueblood Plastics and its subsidiary Molding were merged into PH. The principal market areas of these companies is North America.

                  On April 16, 1991, Resource incorporated Perry Environmental Recycling, Inc. ("PERI"), as an 80% owned subsidiary. PERI was formed to develop an industrial landfill to accept inert construction waste on property owned by Resource in southeastern Ohio. The landfill has never been operational pending licensure by government authorities. During 1993 it was learned that licensure of a landfill in the Company's location will require State of Ohio EPA approval in addition to the Perry County Department of Health permit. Ohio EPA rules and regulations concerning construction and demolition landfills are not expected to be issued until 1996. The Company abandoned plans to obtain licensure as a landfill during 1995 and has listed the property for sale with a real estate agent.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                     (contd)



Note 2 -          Summary of Significant Accounting Policies:

                  The following is a summary of certain significant accounting policies followed in the preparation of the financial statements.

                  Principles of consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries, hereafter referred to as the "Company". All intercompany accounts and transactions have been eliminated from these statements.

                  Inventories

                  Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories at December 31, 1995 and 1994 consisted of the following:

                                                 1995                 1994
                                                 ----                 ----

                     Raw materials            $ 351,844             375,074
                     Work-in-process            569,178             620,311
                                              ---------             -------
                                              $ 921,022             995,385
                                              =========             =======

                  The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $50,000 in 1995 and 1994 is shown on the balance sheet as a long-term asset which represents an estimate of this portion of total raw materials inventory at each year end.

                  Property and equipment

                  Property and equipment are stated at cost. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in income. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets.

                  Depreciation expense was $158,349, $145,681 and $143,299 in 1995, 1994 and 1993, respectively.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                     (contd)



Note 2 -          Summary of Significant Accounting Policies: (contd)

                  Oil and gas royalty interests

                  Oil and gas royalty interests were valued at $180,000 when originally acquired. The original value was reduced by $66,655 in 1986 due to a decline in oil and gas prices. Oil and gas royalty interests are amortized based on actual oil and gas production compared to reserves estimated by a geological study. The annual amortization was $9,000 in 1995, 1994 and 1993.

                  The accumulated amortization at December 31, 1995 and 1994 was $100,341 and $91,341, respectively.

                  Land held for investment

                  Land held for investment is valued at the lower of cost or market. Expenditures that add to the recoverable value of the property are capitalized as land development costs.

                  Landfill development costs

                  Application for an operating permit expired in 1994. Due to delays and uncertainties concerning requirements for application under the new rules to be promulgated by the Ohio EPA, the Company determined the previously deferred costs of $133,962 to be of questionable future value. The entire amount was written-off during 1994 and was included in general and administrative expense.

                  Goodwill

                  Goodwill represents allocation of Trueblood supplemental purchase price. This goodwill is being amortized over a six year period for financial statement purposes beginning in 1994. The amortization expense for 1995 and 1994 was $27,726 and $19,432, respectively. Goodwill on the financial statements is shown net of accumulated amortization at December 31, 1995 and 1994 of $47,158 and $19,432,
                  respectively.

                  Research and development costs incurred

                  In accordance with generally accepted accounting principles, it is the Company's policy to expense research and development costs when incurred. Research and experimentation costs during 1995 and 1993 total $11,252 and $14,800, respectively, there were no costs in 1994.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                     (contd)


Note 2 -          Summary of Significant Accounting Policies: (contd)

                  Revenue recognition

                  Revenue from equipment sales and related costs are generally recognized when products are completed and accepted for shipment by the customer and all costs are incurred or subject to reasonable estimate. Advance payments from customers prior to shipment are reported as customer deposits.

                  Product warranty

                  The Company generally provides a warranty against defects in its products for periods up to one year. A liability for estimated warranty costs is recognized on current sales. The Company has determined the estimate based on the historical relationship of actual warranty costs to sales revenue.

                  Earnings per share

                  Earnings per share amounts are based on the weighted average number of shares outstanding, 1,085,820 in 1995 and 1994 and 1,084,563 in 1993.

                  Use of estimates in the preparation of financial statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 -          Bank Debt and Other Installment Obligations:

                  Short-term debt

                                                              1995         1994
                                                              ----         ----
                  Bank line of credit, due November
                  30, 1996 and collateralized by all
                  property and equipment, accounts
                  receivable, inventory and
                  assignment of $500,000 life
                  insurance policy on one director
                  Interest at prime plus 1% is
                  payable monthly (9.75% at December
                  31, 1995). Unused balance of
                  $1,217,151 at December 31,
                  1995, subject to borrowing base
                  restrictions                              $532,849        --

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                     (contd)



Note 3 -          Bank Debt and Other Installment Obligations:  (contd)

                  Short-term debt (contd)

                                                               1995             1994
                                                               ----             ----
                  Bank line of credit, refinanced
                  in November, 1995. Collateralized
                  by all accounts receivable,
                  inventory, property and equipment
                  and personally guaranteed by two
                  directors. Interest at prime
                  plus 1% was payable monthly.
                                                                 --           1,883,010
                                                           ----------        ----------
                      Total short term debt                $  532,849         1,883,010
                                                           ==========        ==========

                  Long-term debt

                  Bank:

                  Note payable to bank,
                  collateralized by all accounts
                  receivable, property and
                  equipment, inventory and
                  assignment of $500,000 life
                  insurance policy on one
                  director. Due in monthly
                  installments of $8,333
                  plus interest at prime
                  plus 1% through November 6,
                  2000.                                    $  483,333              --

                  Note payable to bank,
                  collateralized by an auto
                  Monthly payments of $403
                  includes interest at prime
                  plus 1.25%.  Refinanced
                  in November 1995.                              --              22,151

                  Note payable to bank,
                  collateralized by accounts
                  receivable, inventory and
                  equipment and personally
                  guaranteed by two directors,
                  with monthly payments of
                  $2,500 plus interest at
                  prime plus 1.25%.  Refinanced
                  in November 1995.                              --              95,000

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                     (contd)



Note 3 -          Bank Debt and Other Installment Obligations:  (contd)

                  Long-term debt  (contd)

                                                               1995              1994
                                                               ----              ----
                  Note payable to bank,
                  collateralized by all accounts
                  receivable, inventory, property
                  and equipment and personally
                  guaranteed by two directors,
                  with monthly payments of
                  $4,167 plus interest at prime
                  plus 1.25%. Refinanced in
                  November 1995.                                  -             162,500

                  Other:

                  Note payable to City of Columbus,
                  secured by an injection mold
                  press. Monthly payments of $1,414
                  include interest at 5%, with final
                  payment in July 1999.                       55,537             69,344

                  Note payable to City of Columbus,
                  secured by an injection mold
                  press. Monthly payment of $1,414
                  includes interest at 5% with final
                  payment in February 2000.                   63,675             77,085

                  Installment note payable,
                  collateralized by an automobile.
                  Monthly payment of $198 includes
                  interest at 8.75% with final
                  payment in May 1999.                         6,983              8,664
                                                             -------            -------

                  Total                                      609,528            434,744

                  Long-term portion - notes payable
                    to bank                                  383,333            187,315
                  Long-term portion - other
                    installment notes                         95,751            126,195
                                                           ---------            -------

                  Current portion                          $ 130,444            121,234
                                                           =========            =======

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 3 -          Bank Debt and Other Installment Obligations: (contd)

                  Long-term debt (contd)

                  Five-year maturities of long-term debt obligations at December 31, 1995 are as follows:

                       1996                               $ 130,444
                       1997                                 132,074
                       1998                                 133,795
                       1999                                 127,072
                       2000                                  86,143

                  The Company had combined interest payments during 1995, 1994 and 1993 of $186,467, $152,750 and $167,224, respectively.

                  The bank line-of-credit agreement and term debt agreement with balances of $532,849 and $483,333 respectively, at December 31, 1995, contain several restrictive covenants. Among the restrictions are covenants regarding the following: tangible net worth, debt to tangible net worth ratio, cash flow coverage ratio, current ratio, payment of dividends, and repurchase of common stock. The Company was in violation of two loan covenants at December 31, 1995, however, these violations have been temporarily waived by the bank. The debt is classified into expected current and long-term portion according to original terms.

Note 4 -          Income Taxes:

                  The Company files a consolidated Federal income tax return. The provision for income taxes on income before income taxes is comprised of the following:

                                                     1995        1994         1993
                                                     ----        ----         ----
                  Current tax (benefit)
                    expense:
                  Federal                          $   -        (27,000)     27,000
                  State and local                    5,000        3,333       7,565
                                                   -------      -------      ------
                    Current tax (benefit)
                      expense                        5,000      (23,667)     34,565

                  Deferred tax expense:
                  Federal                              -            -         1,000
                                                   -------      -------      ------
                  Provision for income
                    taxes (benefit)                $ 5,000      (23,667)     35,565
                                                   =======      =======      ======

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 4 -          Income Taxes:  (contd)

                  The Company paid income taxes of $35,604 in 1994. No cash was used to pay income taxes during 1995 or 1993.

                  The following is a reconciliation between the amount of reported income tax provision and the amount computed by multiplying income before income taxes and extraordinary items by the applicable statutory federal income tax rate:

                                                         1995         1994          1993
                                                         ----         ----          ----
                  Expected Federal income
                    tax provision (benefit)
                    at statutory rate of 34%           $61,767      (284,411)      90,708
                  Increase (decrease) in
                    income taxes resulting
                    from:
                      State and local taxes              5,000         3,333        7,565
                      Effect of graduated rates         (7,667)          -         (3,410)
                      Utilization of a net
                        operating loss
                        carryforward not
                        previously recognized
                        due to valuation
                        allowance                          -             -        (44,592)
                      Change in valuation
                        allowances on deferred
                        tax assets                     (59,500)      264,200      (43,165)
                      Alternative minimum tax              -             -         27,000
                      Other items, net                   5,400        (6,789)       1,459
                                                       -------       -------      -------
                  Total income tax
                    provision (benefit)                $ 5,000       (23,667)      35,565
                                                       =======       =======      =======

                  Deferred taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                               1995       1994
                                                               ----       ----
                  Deferred tax liabilities:
                    Taxable temporary differences
                    Depreciation                             $82,900     95,700
                                                             -------     ------
                    Gross deferred tax liability              82,900     95,700
                                                             -------     ------

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 4 -          Income Taxes: (contd)

                                                                  1995                1994
                                                                  ----                ----
                  Deferred tax assets:
                    Deductible temporary differences
                    Inventory - uniform capitalization            34,000             40,800
                    Oil and gas mineral rights                    26,000             23,600
                    Operating loss carryforward                  119,700            200,700
                    Deferred landfill development costs           45,500             45,500
                    Accrued warranty                              29,000             27,500
                    Accrued vacation                               7,100              8,300
                    Other items, net                              19,700              6,900

                  Tax credit carryforwards
                  Investment tax credits                           5,600              5,600
                                                               ---------           --------
                  Gross deferred tax asset                       286,600            358,900
                  Less:  Valuation allowance                    (204,700)          (264,200)
                                                               ---------           --------
                  Net deferred tax asset                          81,900             94,700
                                                               ---------           --------
                  Net deferred tax liability                   $   1,000              1,000
                                                               =========           ========

                  The components giving rise to the net deferred tax liability described above have been included in the accompanying balance sheets as of December 31, 1995 and 1994 as follows:

                                                                1995
                                                                ----
                                              Assets        (Liabilities)           Net
                                              ------        -------------           ---
                         Current              $22,400              -              22,400
                         Long-term             59,500          (82,900)          (23,400)
                                              -------          -------           -------
                           Totals             $81,900          (82,900)           (1,000)
                                              =======          =======           =======

                                                                1994
                                                                ----
                                              Assets        (Liabilities)           Net
                                              ------        -------------           ---
                         Current              $20,300             -               20,300
                         Long-term             74,400         (95,700)           (21,300)
                                              -------         -------            -------
                           Totals             $94,700         (95,700)            (1,000)
                                              =======         =======            =======

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 4 -          Income Taxes: (contd)

                  The Company has available at December 31, 1995 unused investment credits and operating loss carryforwards expiring as follows:

                                                    Unused             Unused
                                                  Investment       Operating Loss
                          Year of Expiration        Credits         Carryforwards
                          ------------------      ----------       --------------
                                2000                $ 5,600                -
                                2005                    -                  -
                                2009                    -              352,100
                                                    -------            -------
                                                    $ 5,600            352,100
                                                    =======            =======

                  During 1993, the Company incurred Federal alternative minimum tax (AMT) of $27,000. An AMT net operating loss was generated in 1994 and carried back to 1993 creating a tax refund receivable of $27,000 which was reported in other current assets at December 31, 1994.


Note 5 -          Leases:

                  Capital lease agreement

                  During 1995, the Company entered into an agreement to lease new computer hardware and software. The sixty month lease contains a bargain purchase option at the conclusion of the lease. The lease, which is accounted for as a capital lease, requires the following future minimum lease payments as of December 31, 1995:

                         Year ending December 31:
                         ------------------------
                                     1996                                $23,633
                                     1997                                 23,633
                                     1998                                 23,633
                                     1999                                 23,633
                                     2000                                  1,968
                                                                         -------
                         Total minimum lease payments                     96,500
                         Less amount representing
                           interest                                      (21,892)
                                                                         -------
                         Present value of minimum lease
                           payments                                       74,608

                         Long-term portion                                59,794
                                                                         -------

                         Current portion                                 $14,814
                                                                         =======

                                   RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                      (contd)


Note 5 -          Leases:  (contd)

                  Capital lease agreement (contd)

                  The leased asset is presented in office equipment at December 31, 1995 and recorded at cost of $92,607. Amortization expense and accumulated amortization of $18,521 were also recorded in 1995.

                  Operating lease agreement

                  During 1989, the Company entered into an agreement to lease office and manufacturing space. The lease period is 125 months with renewal options for an additional three years and an option to buy the facility at the conclusion of the lease for its fair market value. The lease was structured with a rent abatement for the first five months of the lease and monthly payments starting thereafter at $4,548, escalating to $7,340. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Company has recorded the lease expense on a straight-line basis.

                  Minimum future rental payments for the above noncancelable operating lease for each of the years through expiration are as follows at December 31, 1995:

                                    1996                      $82,575
                                    1997                       86,704
                                    1998                       88,080
                                    1999                       58,720

                  Rental expense under all operating leases was approximately $73,000 in 1995, 1994 and 1993.


Note 6 -          Fair Value of Financial Instruments:

                  Estimated fair value of the Company's financial instruments, all of which are held for non-trading purposes, are as follows:

                                                                        1995
                                                          -------------------------------
                                                          Carrying                 Fair
                                                           Amount                  Value
                                                          --------                -------
                  Assets:
                  Cash                                    $122,746                122,746

                  Liabilities:
                  Bank line of credit                     $532,849                532,849
                  Long-term debt including
                    current portion                        609,528                609,528

                  The carrying value of cash approximates fair value due to the liquid nature of the asset.

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 6 -          Fair Value of Financial Instruments:  (contd)

                  The fair value of bank line of credit and long-term debt including current portions, are based on current rates at which the Company could borrow funds with similar remaining maturities.


Note 7 -          Stock Options:

                  Options to purchase shares of Resource's common stock were granted to one officer and the eight directors prior to 1994, with most expiring in April 1995. In February 1995, the Board voted to extend these options through February 2002, at a price of $1 per share, which approximated the market price at the time of the extension grant date. At December 31, 1995 and 1994 there were options for 174,000 common shares outstanding. No options were exercised in 1995 or 1994.

                  In April 1994, options for 10,000 shares of stock at $1 per share were granted to an employee of the Company. The options expire five years subsequent to the grant date and do not allow for purchase of more than 2,000 shares in any one of the five years. Subsequent to the grant date, the employee left employment with the Company and had not exercised any of these options through December 31, 1995.

                  In November 1988, the shareholders approved an Employees' Incentive Stock Option plan providing options for 50,000 shares. Options granted to employees under the plan are to be at the market price on the day of the grant, except that if options are granted to employees with existing shareholdings of 10% or more, the option price must be 110% of the then market price. To date, no options have been granted.


Note 8 -          Transactions with Related Parties:

                  An officer is indebted to Resource for $10,000 on a
                  purchase of 10,000 shares.   These shares are included in
                  the calculation of earnings per share.

                  In 1995 and 1994 fees of $16,684 and $13,063 respectively, were paid to a director (acting President in 1995) for services provided to the Company.

                  Notes receivable and accrued interest totalling $4,896 and $9,896 were due from a shareholder/director at December 31, 1995 and 1994, respectively.

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                    (contd)



Note 8 -          Transactions with Related Parties:  (contd)

                  Notes payable totalling $87,500 and $150,376 were due to two shareholders/directors at December 31, 1995 and 1994. Interest on these unsecured demand notes range from 8.25% to 12%. Interest of $13,497 and $14,590 was paid in 1995 and 1994, respectively.

                  A director of the Company served as legal counsel for the Company through July 31, 1995, for which an expense of $61,000 was incurred during 1995. This expense was $96,000 in both 1994 and 1993. At December 31, 1995, 1994, and 1993, other current assets contains $12,929 for legal fees advanced to this director.


Note 9 -          Concentration of Credit Risk and Significant Customers:

                  A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. One of the Company's customers accounted for 11% of sales in 1994 and 25% of the accounts receivable balance at December 31, 1994 while in 1993 two of the Company's customers accounted for 25% of the sales. No one customer comprised 10% or more of 1995 sales.

                  Generally, the Company performs ongoing credit evaluation of its customers' financial condition and on occasion requires advance deposits with orders.


Note 10 -         Note Receivable:

                  The Company received a note receivable of $409,800 during 1992 as consideration for real estate sold. The note was secured by a first mortgage on the real estate. Payments were made in two annual installments, which included interest at 10% per annum. The final installment of $205,909 was received in 1994.


Note 11 -         Profit-Sharing Plan:

                  The Company sponsors a profit-sharing plan covering employees having completed at least one year of service and having attained age 21. Contributions to the plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code
                  Section 401(k). Profit-sharing expense was $30,000 in 1995, $40,191 in 1994 and $13,120 in 1993.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed accounting firms. Also, there are no disagreements between the outside accountants and the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement (pages 3-5, "Election of Directors") relating to the 1996 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement (page 7, "Executive Compensation") relating to the 1996 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement (page 7, "Share Holdings of Directors and Officers") relating to the 1996 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement (page 6, "Certain Relationships and Other Transactions") relating to the 1996 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following exhibits required by Item 601 of Regulation S-B are filed as part of this report. For convenience of reference the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-B.

                           Exhibit Number                     Description
                           --------------                     -----------
                              10                              Material Contracts
                              21                              Subsidiaries
                              27                              Financial Data Schedule

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of 1995.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RESOURCE GENERAL CORPORATION


March 27, 1996                          by: \s\ Robert S. Ryan
----------------------                  ----------------------
Date                                    Robert S. Ryan, Acting President


March 27, 1996                          by: \s\ Charles T. Sherman
----------------------                  --------------------------
Date                                    Charles T. Sherman, Vice President -
                                        Operations

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 1996                          by: \s\ Robert S. Ryan
----------------------                  ----------------------
Date                                    Robert S. Ryan, Director, Acting
                                        President


March 27, 1996                          by: \s\ Charles T. Sherman
----------------------                  --------------------------
Date                                    Charles T. Sherman, Director and
                                        Vice President - Operations


March 27, 1996                          by: \s\ Bob Binsky
----------------------                  ------------------
Date                                    Bob Binsky, Director


March 27, 1996                          by: \s\ Donald S. Boston, Jr.
----------------------                  -----------------------------
Date                                    Donald S. Boston, Jr., Director


March 27, 1996                          by: \s\ Lyman Brownfield
----------------------                  ------------------------
Date                                    Lyman Brownfield, Director and Chairman
                                        Emeritus


March 27, 1996                          by: \s\ Richard R. Corna
----------------------                  ------------------------
Date                                    Richard R. Corna, Director


March 27, 1996                          by: \s\ Terry L. Sanborn
----------------------                  ------------------------
Date                                    Terry L. Sanborn, Director


March 27, 1996                          by: \s\ Howard Daniel Smith
----------------------                  ----------------------------
Date                                    Howard Daniel Smith, Director

                                  EXHIBIT INDEX

EXHIBIT                                                                                 PAGE
-------                                                                                 ----
10       Material Contracts........................................................     32-38
21       Subsidiaries of the Registrant............................................        39
27       Financial Data Schedule...................................................        40