Form 10QSB
period 1996-03-31
RESOURCE GENERAL CORP
filed 1996-05-15
CIK 35305

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                        ------------------------------
                                 FORM 10-QSB
                        ------------------------------

              QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996             Comm. File No. 0-8115

                         Resource General Corporation
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

            Ohio                                             31-0737351
            ----                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                2365 Scioto Harper Drive, Columbus, Ohio 43204
      -----------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (614) 276-4877


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) YES  X   NO__        (2)  YES  X   NO__


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,085,820 common shares, without par value, outstanding as of March 31, 1996.

                          RESOURCE GENERAL CORPORATION
                          ----------------------------

                                     INDEX
                                     -----

Part I.  Financial Information                                     Page No.
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets for March 31, 1996    3 and 4
                 and December 31, 1995

                 Consolidated Statement of Income for the three    5
                 months ended March 31, 1996 and March 31, 1995

                 Consolidated Statement of Cash Flows for the      6
                 three months ended March 31, 1996 and
                 March 31, 1995

                 Notes to Consolidated Financial Statements        7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     8 and 9

Part II. Other Information                                         9, 10 and 11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      March 31         Dec. 31
ASSETS                                                  1996            1995
                                                     ----------      ----------
Current Assets
- --------------
Cash                                                     $5,808        $122,746
Accounts Receivable                                  $1,746,331      $1,277,415
Inventories                                          $1,185,844        $871,022
Deferred Income Taxes                                   $20,300         $22,400
Other Current Assets                                    $81,221         $57,696
                                                     ----------      ----------
    Total Current Assets                             $3,039,504      $2,351,279
                                                     ----------      ----------
Property and Equipment, at cost
    Office Equipment                                   $390,477        $389,312
    Manufacturing equipment                            $875,306        $872,250
    Leasehold improvements                             $239,320        $232,809
    Vehicles                                            $85,366         $81,600
                                                     ----------      ----------
                                                     $1,590,469      $1,575,971

    Less: Accumulated Depreciation & Amortization      ($828,005)      ($804,185)
                                                      ----------      ----------
Net Property and Equipment                             $762,464        $771,786
                                                      ----------      ----------
Other Non-Current Assets
Inventory, Longterm Portion                             $50,000         $50,000
Oil & Gas Royalty Interests, Net of Amort.              $10,754         $13,004
Land Held for Investment                               $169,720        $169,720
Goodwill, net (Note 3)                                 $103,973        $110,904
OTHER NONCURRENT ASSETS                                 $24,835         $47,754
- -----------------------                              ----------      ----------
    Total Other Non-Current Assets                     $359,282        $391,382
                                                     ----------      ----------
TOTAL ASSETS                                         $4,161,250      $3,514,447
- ------------                                         ==========      ==========


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                      March 31        Dec. 31
LIABILITIES                                             1996            1995
- -----------                                          ----------      ----------
Accounts Payable                                       $988,747        $792,694
Bank Line of Credit                                  $1,037,849        $532,849
Notes Payable to Directors                              $60,000         $87,500
Current Portion of Long-Term Debt                      $136,390        $130,444
Current Portion of Capital Lease Oblig.                 $15,299         $14,814
Income Tax Payable                                           $0          $5,000
Accrued Expenses and Taxes                             $244,424        $414,323
Advance Billings                                       $265,372        $229,080
                                                     ----------      ----------
    Total Current Liabilities                        $2,748,081      $2,206,704
                                                     ----------      ----------
Noncurrent liabilities, all less current portions:
    Notes payable to bank                              $374,509        $383,333
    Capital Lease Obligations                           $55,782         $59,794
    Other long-term installment notes                   $87,890         $95,751
    Deferred income taxes                               $21,300         $23,400
                                                     ----------      ----------
    Total noncurrent liabilities                       $539,481        $562,278
                                                     ----------      ----------
    Total liabilities                                $3,287,562      $2,768,982
                                                     ----------      ----------
Shareholders' Equity
- --------------------
Common stock, no par value, authorized,
stated value of $.01; 1,085,820 shares
issued and outstanding                                  $10,858         $10,858
Additional Paid In Capital                           $1,236,543      $1,236,543
Retained Earnings (Loss), Prior Years                 ($491,936)      ($668,421)
Current Year Earnings (Loss)                           $128,222        $176,485
                                                     ----------      ----------
                                                       $883,687        $755,465
    Less subscription receivable (Note 8)               $10,000         $10,000
                                                     ----------      ----------
Total Shareholders' Equity                             $873,687        $745,465
                                                     ----------      ----------
TOTAL LIABILITIES AND EQUITY                         $4,161,250      $3,514,447
- ----------------------------                         ==========      ==========


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)

                                                  Three Months Ended
                                                        March 31
                                              1996                      1995
                                           ----------                ----------
NET SALES                                  $1,796,415                $2,151,077
- ---------
Cost of Goods Sold                         $1,248,024                $1,608,699
                                           ----------                ----------
Gross Margin                                 $548,392                  $542,378
Selling, General and
and Administrative Expense                   $384,985                  $441,709
                                           ----------                ----------
Operating Income (Loss)                      $163,407                  $100,669
                                           ----------                ----------
Other Income (Expense)
Interest Income                                  $340                       $90
Interest(Expense)                            ($33,324)                 ($53,971)
Oil & Gas Royalties, After Amort.             ($1,088)                  ($1,030)
Other                                         ($1,113)                       $0
                                           ----------                ----------
Total Other Income (Expense)                 ($35,185)                 ($54,911)
                                           ----------                ----------
Income Before Income Taxes                   $128,222                   $45,758
Minority Interest                                  $0                       $27
Provision for Taxes                                $0                    $1,889
                                           ----------                ----------
NET INCOME                                    128,222                    43,896
- ----------                                 ==========                ==========
Weighted average number of                  1,085,820                 1,085,820
Shares Outstanding
Income (Loss) per Common Share:
   Income (Loss) before extraordinary           $0.12                     $0.04
                                           ----------                ----------
EARNINGS (LOSS)
    per COMMON SHARE                            $0.12                     $0.04
                                           ==========                ==========




The accompanying notes are an integral part of the financial statements.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASHFLOW STATEMENT
                                 (UNAUDITED)

                                                          Three Months Ended
                                                                March 31
                                                          1996           1995
                                                      ---------       ---------
Cash Flow From Operating Activities
Net Income (Loss)                                       128,222         $43,869
Adjustments to Reconcile Net Income to Net Cash
  Depreciation and Amortization                         $52,571         $49,416
  Loss (Gain) on sale of property and equipment          $1,113              $0
Changes in certain assets and liabilities
  Decrease (Increase) in Accounts Receivable          ($468,916)       $455,528
  Decrease (Increase) in Inventory                    ($314,822)       $218,584
  Decrease (Increase) in Other Current Assets          ($21,425)       ($18,217)
  Decrease (Increase) in Other Non Current Assets       $22,919         $14,735
  Increase (Decrease) in Accounts Payable              $196,053        ($82,583)
  Increase (Decrease) in Income Tax Payable             ($5,000)             $0
  Increase (Decrease) in Deferred Income Taxes          ($2,100)             $0
  Increase (Decrease) in Accrued Exp and Taxes        ($169,899)      ($210,553)
  Increase (Decrease) in Advanced Billings              $36,292        ($68,705)
                                                      ---------       ---------
Net Cash Provided By Operating Activities             ($544,992)       $402,074
- -----------------------------------------             ---------       ---------
Cash Flows from Investing Activities
  Proceeds from sale of equipment                            $0              $0
  Capital expenditures for property and equipment      ($35,180)       ($39,940)
  (Increase) Decrease in other long term assets              $0              $0
  (Increase) Decrease in Other Investments                   $0              $0
                                                      ---------       ---------
Net Cash Used In Investing Activities                  ($35,180)       ($39,940)
- -------------------------------------                 ---------       ---------
Cash Flows from Financing Activities
  Principal Payments of Debt Obligations               ($36,450)       ($43,871)
  Change in Line of Credit, net                        $505,000       ($300,000)
  Proceeds from Notes Payable                           $22,184              $0
  Repayment of advances from directors                 ($27,500)          ($376)
                                                      ---------       ---------
Net Cash Used In Financing Activities                  $463,234       ($344,247)
- -------------------------------------                 ---------       ---------
Net Increase (Decrease) in Cash                       ($116,938)        $17,887
Cash, Beginning of Period                              $122,746         $65,224
                                                      ---------       ---------
CASH, END OF PERIOD                                      $5,808         $83,111
- -------------------                                   =========       =========

Resource General and its Subsidiaries paid $33,324 in cash for interest expense in 1996 and $53,971 in 1995.

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

The accounting policies followed by Resource General Corporation (the Company), are set forth in Note 2 to the financial statements in the Company's 1995 FORM 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the whole year.


NOTE 2. INVENTORIES

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at March 31, 1996 and December 31, 1995 were as follows.


                               March 31, 1996           Dec. 31, 1995
                               --------------           -------------
Raw Materials                    $  436,999                $351,844
Work In Process                     798,845                 569,178
Finished Goods                            0                       0
                                 ----------                 -------
Inventory included
in Current Assets                $1,235,844                $921,022
                                 ----------                 -------


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

PART I - FINANCIAL STATEMENTS

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RECENT EVENTS
- -------------
Sales declined from $2.1 million in 1995 to $1.7 million in 1996. The decline in first quarter sales is not indicative of sales future activity. At the end of the quarter the Company had an all time high backlog of $4.0 million. The Company is forecasting a record $9.0 million in shipments for the year.

New orders for the first quarter were $3.1 million which also set a quarterly record for new orders. The Company's strategy of increasing the sale of its plastic machinery to compensate for the swings in hydraulic press orders paid dividends in the first quarter. New orders for hydraulic presses decreased by 22% from $2.30 million to $1.78 million; while orders for injection molding machines increased from $592,977 to $1.37 million.

Gross profit margin exceeded 30.5%. This is the third straight improvement from 25% in 1995 and 24% in 1994. A major reason for improvement was the increased margins in the injection molding machines to 25%. In previous years the margin for injection molding machines rarely exceeded 20%. As the Company increases the number of molding machines it produces, it will continue to gain and improve manufacturing efficiency which will result in profit margin for standard machines increasing to 25-28%.

S.G. & A. expenses were reduced by $56,724 from first quarter 1995. The reduction was due to overall cost control rather than any one specific item.

Operating income increased for the third consecutive year. Operating income in 1996 is $163,408 or 9% of sales. In 1995 operating income was $100,699 or 4.6% of sales and a loss of $47,449 in 1994. Increasing gross margins and reduced SG & A costs acted in concert to generate the percent of sales and actual dollar increase of operating income.

Other expenses is comprised primarily of interest expense. Interest expense dropped from $53,971 to $33,324. The drop in interest expense is related to better cash management including faster collection of account receivables.

Net income increased from $43,896 or 2% of sales to $128,222 or 7% of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has dramatically increased its working capital from a deficit of $411,000 in the first quarter 1995 to a positive $291,423. The increase in working capital is a result of the reduction of current liabilities from $3.2 million in 1995 to $2.7 million in 1996. The largest reduction in the Company was a reduction in the line of credit from $1.5 million to $1.0 million in 1996. Overall current assets increased by $234,000.

The Company believes that the $702,400 improvement in working capital was a result of better cash management and improved gross margins. The Company further believes that if it can meet its projected sales schedules it will be able to stabilize and improve working capital throughout the year.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 The exhibits required to be filed herewith are set forth below.

  Exhibit Number                             Description
  --------------                             -----------
       27                                    Financial Data Schedule


 On April 9, 1996, the Company filed a Form 8-K to report the execution of two stock purchase agreements, the consummation of which will give an association of five individuals (the "Purchase Group") more than 50% beneficial ownership of the Company's Common Stock (the "Proposed Acquisitions"). The members of the Purchase Group include directors of the Company and executive officers of PH Hydraulics and Automation, Inc., a wholly-owned subsidiary of the Company. In accordance with applicable law, the Proposed Acquisitions must be authorized by the shareholders of the Company. The Company anticipates that this Proposed Acquisition will be presented to the shareholders at a special meeting duly held for such purpose in May 1996.


                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           RESOURCE GENERAL CORPORATION,
                                             AN OHIO CORPORATION

DATE: MAY 15, 1996                         BY: \S\ ROBERT S. RYAN
     -------------                             --------------------------------
                                                   ROBERT S. RYAN
                                                   ACTING PRESIDENT


DATE: MAY 15, 1996                         BY: \S\ CHARLES T. SHERMAN
     -------------                             --------------------------------
                                                   CHARLES T. SHERMAN
                                                   VICE PRESIDENT OF OPERATIONS

                                 EXHIBIT INDEX

Exhibit Number                  Description                     Page #
- --------------                  -----------                     ------
     27                         Financial Data Schedule           11