Form 10QSB
period 1996-06-30
RESOURCE GENERAL CORP
filed 1996-08-13
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------
                                   FORM 10-QSB
           ----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996         Comm. File No.   0-8115
- --------------------------------------------                       -------------

                          Resource General Corporation
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                                     31-0737351
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                            Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                      43204
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877
                                                     --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)      YES  X   NO                        (2)      YES  X            NO
            ---     -------                             ------           ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practiable date: 1,085,820 common shares, without par value, outstanding as of June 30, 1996.

Transitional Small Business Disclosure Format (Check One)    YES       NO  X
                                                                ----     -----

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF FINANCIAL PRESENTATION
- ---------------------------------------

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the whole year. The year-end 1995 balance sheet data was derived from the audited financial statements. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-KSB (file no. 0-8115).

Note 2. Inventories
- -------------------

Inventories are valued at the lower of cost (first in, first out basis) or market. Composition of inventories at June 30, 1996 and December 31, 1995 were as follows.

                           June 30, 1996                        Dec. 31, 1995
                           -------------                      ---------------
Raw Materials               $  393,895                          $  351,844
Work In Process                849,771                             569,178
Finished Goods                       0                                   0
                            ----------                          ----------
Total Inventory             $1,243,666                          $  921,022
                            ----------                          ----------


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                               JUNE 30          DEC. 31
               ASSETS                                                           1996             1995
               ------
                                                                          ---------------  ---------------
               CURRENT ASSETS
               Cash                                                               $5,717         $122,746
               Accounts Receivable                                            $2,261,023       $1,277,415
               Inventories                                                    $1,193,666         $871,022
               Deferred Income Taxes                                             $20,300          $22,400
               Other Current Assets                                              $83,987          $57,696
                                                                          ---------------  ---------------

                    Total Current Assets                                      $3,564,693       $2,351,279
                                                                          ---------------  ---------------

               Property and Equipment, at cost
                    Office Equipment                                            $397,202         $389,312
                    Manufacturing equipment                                     $877,727         $872,250
                    Leasehold improvements                                      $246,577         $232,809
                    Vehicles                                                     $85,366          $81,600
                                                                          ---------------  ---------------
                                                                              $1,606,872       $1,575,971

                    Less: Accumulated Depreciation & Amortization              ($870,944)       ($804,185)
                                                                          ---------------  ---------------
               Net Property and Equipment                                       $735,928         $771,786
                                                                          ---------------  ---------------

               OTHER NON-CURRENT ASSETS
               Inventory, Longterm Portion                                       $50,000          $50,000
               Oil & Gas Royalty Interests, Net of Amort.                         $8,504          $13,004
               Land Held for Investment                                         $169,720         $169,720
               Goodwill, net (Note 3)                                            $97,041         $110,904
               Other noncurrent assets                                           $24,504          $47,754
                                                                          ---------------  ---------------
                    Total Other Non-Current Assets                              $349,769         $391,382
                                                                          ---------------  ---------------

               TOTAL ASSETS                                                   $4,650,390       $3,514,447
               ======================                                     ===============  ===============








    The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             JUNE 30          DEC. 31
               LIABILITIES                                                     1996             1995
               -----------
                                                                          ---------------  ---------------
               Accounts Payable                                               $1,106,035         $792,694
               Bank Line of Credit                                            $1,420,849         $532,849
               Notes Payable to Directors                                        $55,000          $87,500
               Current Portion of Long-Term Debt                                $136,794         $130,444
               Current Portion of Capital Lease Oblig.                           $15,801          $14,814
               Income Tax Payable                                                     $0           $5,000
               Accrued Expenses and Taxes                                       $231,716         $414,323
               Advance Billings                                                 $326,904         $229,080
                                                                          ---------------  ---------------
                    Total Current Liabilities                                 $3,293,099       $2,206,704
                                                                          ---------------  ---------------

               Noncurrent liabilities, all less current portions:
                    Notes payable to bank                                       $348,124         $383,333
                    Capital Lease Obligations                                    $51,639          $59,794
                    Other long-term installment notes                            $79,924          $95,751
                    Deferred income taxes                                        $21,300          $23,400
                                                                          ---------------  ---------------

                    Total noncurrent liabilities                                $500,987         $562,278
                                                                          ---------------  ---------------

                    Total liabilities                                         $3,794,086       $2,768,982
                                                                          ---------------  ---------------


               SHAREHOLDERS' EQUITY

               Common stock, no par value, authorized,
               stated value of $.01; 1,085,820 shares
               issued and outstanding                                            $10,858          $10,858
               Additional Paid In Capital                                     $1,236,543       $1,236,543
               Retained Earnings (Loss), Prior Years                           ($491,936)       ($668,421)
               Current Year Earnings (Loss)                                     $110,839         $176,485
                                                                          ---------------  ---------------
                                                                                $866,304         $755,465
                    Less subscription receivable (Note 8)                        $10,000          $10,000

                                                                          ---------------  ---------------
               Total Shareholders' Equity                                       $856,304         $745,465
                                                                          ---------------  ---------------

               TOTAL LIABILITIES AND EQUITY                                   $4,650,390       $3,514,447
               ============================                               ===============  ===============


    The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30                           JUNE 30
                                                              1996             1995             1996              1995
                                                         ---------------  ---------------  ---------------   ---------------

               NET SALES                                     $2,072,970       $2,110,204       $3,869,385        $4,261,281
               ---------

               Cost of Goods Sold                            $1,728,803       $1,638,793       $2,872,453        $3,247,492
                                                         ---------------  ---------------  ---------------   ---------------

               Gross Margin                                    $344,167         $471,411         $996,932        $1,013,789

               Selling, General and
               and Administrative Expense                      $328,856         $363,932         $818,215          $805,641
                                                         ---------------  ---------------  ---------------   ---------------

               Operating Income (Loss)                          $15,311         $107,479         $178,717          $208,148
                                                         ---------------  ---------------  ---------------   ---------------

               Other Income (Expense)
                    Interest Income                                 $47              $81             $387              $172
                    Interest(Expense)                          ($44,209)        ($53,958)        ($77,533)        ($107,929)
                    Oil & Gas Royalties, After Amort.           $11,320             $169          $10,232             ($861)
                    Other                                          $150          ($7,321)           ($963)          ($7,267)
                                                         ---------------  ---------------  ---------------   ---------------

               Total Other Income (Expense)                    ($32,692)        ($61,029)        ($67,877)        ($115,885)
                                                         ---------------  ---------------  ---------------   ---------------

               Income Before Income Taxes                      ($17,381)         $46,450         $110,840           $92,263


               Minority Interest                                     $0               $0               $0               $27
               Provision for Taxes                                   $0               $0               $0            $1,889
                                                         ===============  ===============  ===============   ===============
               NET INCOME                                       (17,381)          46,450          110,840            90,347
               ----------
                                                         ===============  ===============  ===============   ===============

               WEIGHTED AVERAGE NUMBER OF                     1,085,820        1,085,820        1,085,820         1,085,820
               SHARES OUTSTANDING

               Income (Loss) per Common Share:
                  Income (Loss) before extraordinary             ($0.02)           $0.04            $0.10             $0.08
                                                         ===============  ===============  ===============   ===============
               EARNINGS (LOSS)
                   PER COMMON SHARE                              ($0.02)           $0.04            $0.10             $0.08
                                                         ===============  ===============  ===============   ===============





    The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                               1996             1995
                                                                          ---------------  ---------------
               Cash Flow From Operating Activities
               Net Income (Loss)                                                 110,840          $90,347
                 Adjustments to Reconcile Net Income to Net Cash
                    Depreciation and Amortization                               $104,692          $80,943
                    Loss (Gain) on sale of property and equipment                 $1,113           $6,893

               Changes in certain assets and liabilities
                    Decrease (Increase) in Accounts Receivable                 ($983,608)        $236,103
                    Decrease (Increase) in Inventory                           ($322,644)       ($311,660)
                    Decrease (Increase) in Other Current Assets                 ($24,191)        ($20,175)
                    Decrease (Increase) in Other Non Current Assets              $23,250          $32,399
                    Increase (Decrease) in Accounts Payable                     $313,341         $470,891
                    Increase (Decrease) in Income Tax Payable                    ($5,000)              $0
                    Increase (Decrease) in Deferred Income Taxes                 ($2,100)              $0
                    Increase (Decrease) in Accrued Exp and Taxes               ($182,607)       ($161,912)
                    Increase (Decrease) in Advanced Billings                     $97,824         ($30,921)
                                                                          ---------------  ---------------
               Net Cash Provided By Operating Activities                       ($869,090)        $392,908
               -----------------------------------------                  ---------------  ---------------

               Cash Flows from Investing Activities
                    Proceeds from sale of equipment                                   $0          $83,500
                    Capital expenditures for property and equipment             ($51,584)        ($59,040)
                    (Increase) Decrease in other long term assets                     $0               $0
                    (Increase) Decrease in Other Investments                          $0               $0
                                                                          ---------------  ---------------

               Net Cash Used In Investing Activities                            ($51,584)         $24,460
               -------------------------------------                      ---------------  ---------------


               Cash Flows from Financing Activities
                    Principal Payments of Debt Obligations                      ($51,854)       ($105,870)
                    Change in Line of Credit, net                               $888,000        ($170,000)
                    Proceeds from Notes Payable                                       $0               $0
                    Repayment of advances from directors                        ($32,500)           ($376)
                                                                          ---------------  ---------------

               Net Cash Used In Financing Activities                            $803,646        ($276,246)
               -------------------------------------                      ---------------  ---------------
               Net Increase (Decrease) in Cash                                 ($117,028)        $141,122
               Cash, Beginning of Period                                        $122,746          $65,224
                                                                          ---------------  ---------------

               CASH, END OF PERIOD                                                $5,718         $206,346
               -------------------                                        ===============  ===============


               Resource General and its Subsidiaries paid $69,731 in cash for interest expense in 1996 and $107,929 in 1995.

    The accompanying notes are an integral part of the financial statements.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RECENT EVENTS

Sales for the second quarter of 1996 mirrored the results for the same time period last year. Shipments were down for the first six month of 1996 by $390,000, as compared to the same period in 1995, due to delay in receiving material from the Company's vendors, and late releases of bills of material from the engineering department. The backlog at June 30, 1996 was $3.6 million compared to $2.8 million the same time last year. Based on the shipments and backlog results for the first six months of 1996, the Company expects to reach its forecast sales for 1996 of $9 million.

New orders for the first half of 1996 were $4.7 million as compared to $4.5 million in 1995. The Company's strategy of increasing the sale of plastic injection molding machinery has proven successful. Incoming orders in the first half of 1996 for plastic injection molding machinery totaled $2.3 million, while the backlog at June 30, 1996 was $2.2 million. For the same period last year, incoming orders were only $566,000, with a backlog of $493,000.

While the sales of plastic injection molding machinery have increased significantly, sales of the Company's other product line of hydraulic presses is down from $3.8 million for the first half of 1995 to $2.3 million during the same period in 1996. The Company believes the sales trend of hydraulic presses will reverse itself in the second half of 1996, if marketing's efforts are successful. Orders started to pick up substantially in June, with this trend expected to continue through September.

The gross profit margin for the first half of 1996 has improved over the same period last year from 24% to 26%, which is the Company's goal for 1996. The reason for the improved margin is increased manufacturing efficiencies, aided by a new integrated software system and the partial implementation of the material management concept of MRP (material requirements planning). As the Company continues to standardize the plastic injection molding machinery line, it predicts that the margins will increase steadily over the next two years. The gross margin for plastic injection molding machinery for the second quarter was only 17% (down from 25% after the first quarter 1996) primarily due to the shipment of a large injection molding machine being sold for over $700,000 with a margin of only 20%.

Selling, general and administrative expenses as a percent of sales increased from 18.8% in 1995 to 21.1% in 1996 for the first six months of the year. However, the actual dollar increase was just under $13,000. The reason for the increase as a percent of sales is attributable to a smaller sales base, and an overall increase in salaries and benefits. The primary reason for this increase in salaries and benefits is due to the addition to the Company of a purchasing manager, a newly created position. The purchasing manager serves as the team leader in aiding the Company in standardization which in turn is expected to reduce the Company's manufacturing expenses long-term.

Operating income for the first six months of 1996 was $178,717 which is down from $208,148 for the same period in 1995, due primarily to a smaller base. However, net income as a percent of sales for the six month periods is basically the same at 4.6% in 1996 opposed to 4.8% in 1995.

Other expenses during the first half of 1996 decreased significantly compared to the same period last year. The decrease is a result of interest expense reduction due to improved cash management, lower interest rates, and increased advance payments from the sale of injection molding machines.

Net income increased for the year by approximately 23%. At June 30, 1995 it represented 2.1% of sales whereas in 1996 it represented 2.8% of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its working capital from a deficit of $236,909 at June 30, 1995 to a positive $271,594 at June 30, 1996. The increase in working capital is a result of the reduction of current liabilities from $3.9 million at June 30, 1995 to $3.2 million at June 30, 1996. The largest reduction was a reduction in the line of credit from $1.7 million to $1.4 million in 1996. The reduction in the line of credit is due in part to a term loan the Company entered into in November 1995. Loan proceeds were used to term out part of the line of credit to relieve pressure placed on the line of credit due to the record sales of 1995.

The Company believes that the $508,500 improvement in working capital was a result of better cash management and improved gross margins. The Company also believes that as it converts its backlog to orders and corresponding accounts receivables, its working capital position will continue to improve during the third quarter.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) An annual meeting of the shareholders of the Company and a special meeting of the shareholders of the Company were held on May 28, 1996.

         (b) Charles T. Sherman, Michael W. Gardner and Theodore P. Schwartz, the three nominees receiving the greatest number of votes, were elected as directors at the annual meeting. The following directors continued to hold office after the meeting: Bob Binsky, Lyman Brownfield, Donald S. Boston, Jr., Richard R. Corna and Terry L. Sanborn. Lyman Brownfield tendered his resignation from the Board of Directors effective May 28, 1996, thereby creating a vacancy on the Board. To date, the board has not filled the vacancy.

         (c) The matters voted upon at the meeting and the results of the voting are set forth below.

              (i) The shareholders voted 743,075 shares in favor and withheld authority on 24,308 votes with respect to the election of Charles T. Sherman as a director of the Company.

              (ii) The shareholders voted 536,238 shares in favor and withheld authority on 231,145 votes with respect to the election of Michael W. Gardner as a director of the Company.

              (iii) The shareholders voted 536,238 shares in favor and withheld authority on 231,145 votes with respect to the election of Theodore R. Schwartz a director of the Company.

              (iv) The shareholders voted 174,403 shares in favor and withheld authority on 592,980 votes with respect to the election of Robert S. Ryan as a director of the Company.

              (v) The shareholders voted 180,453 shares in favor and withheld authority on 586,930 votes with respect to the election of Howard Daniel Smith as a director of the Company.

              (vi) The shareholders voted 712,021 shares in favor, 22,500 shares against, and withheld authority on 32,862 votes with respect to amending Article V of the Amended Articles of Incorporation of the Company concerning conflicts of interest.

              (vii) The shareholders voted 711,771 shares in favor, 26,550 shares against, and withheld authority on 29,062 votes with respect to amending Article VII of the Amended Articles of Incorporation of the Company concerning indemnification of officers and directors.

              (viii) The shareholders voted 712,355 shares in favor, 25,050 shares against, and withheld authority on 29,978 votes with respect to amending the Code of Regulations of the Company.

              At the special meeting, the shareholders voted 700,111 shares in favor, 24,900 shares against, and withheld authority on 19,584 votes with respect to the authorization of two proposed acquisitions of the common stock of the Company by a group of individuals. Of the 523,671 disinterested shares eligible to vote at the meeting, the shareholders voted 479,187 shares in favor, 19,584 shares against, and withheld authority on 24,900 votes with respect to the authorization of the proposed acquisitions. The votes cast in favor of the proposed acquisitions were sufficient for approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  (3)      Articles of Incorporation and Bylaws

                           3.1. Amended Articles of Incorporation of the Company as filed August 14, 1996.

                           3.2. Amended and Restated Code of Regulations effective May 28, 1996.

                  (4) Instruments Defining the Rights of Security-Holders, Including Indentures

                           4.1. See Articles III, IV, V and VI of the Amended Articles of Incorporation of the Company (see Exhibit 3.1).

                           4.2.     See Article I, Sections 1(F), 2, and 3 of
                                    Article II, Article IV and Sections 1 and 3 of Article V of the Amended and Restated Code of Regulations of the Company (see
                                    Exhibit 3.2).

                  (27)     Financial Data Schedule

                           27.1.    Financial Data Schedule (submitted
                                    electronically for SEC information only)

         (b)      Reports on Form 8-K

                  A current report on Form 8-K dated June 10, 1996, was filed by the Company reporting under Item 1 (Changes in Control of Registrant) (i) the approval of two separate acquisitions of the common stock of the Company which will result in a change in control of the Company when effected, and (ii) a change in management of the Company.

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   RESOURCE GENERAL CORPORATION,
                                                   AN OHIO CORPORATION

DATE:    AUGUST 13, 1996                           BY: \S\ CHARLES T. SHERMAN
     ----------------------                            ----------------------
                                                   CHARLES T. SHERMAN
                                                   PRESIDENT


                                  EXHIBIT INDEX

Exhibit Number             Description                                          Page # in Manually
- --------------             -----------                                          ------------------
                                                                                Signed Original
                                                                                ---------------
3.1.                       Articles of Incorporation of Resource General                11-13
                           Corporation

3.2.                       Amended and Restated Code of Regulations                     14-24

4.1.                       See Articles III, IV, V and VI of the Amended
                           Articles of Incorporation of the Company                     11-12

4.2.                       See Article I, Sections 1(F), 2, and 3 of Article II,
                           Article IV and Sections 1 and 3 of Article V of the
                           Amended and Restated Code of Regulations of the              14, 17-18,23-24
                           Company

27.1.                      Financial Data Schedule (submitted electronically for
                           SEC information only)