Form 10QSB
period 1996-09-30
RESOURCE GENERAL CORP
filed 1996-10-29
CIK 35305

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996         Comm. File No. 0-8115

                          Resource General Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                                            31-0737351
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                      43204
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)      YES  X     NO                        (2)      YES  X        NO
            -----     -----                                ------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practiable date: 1,085,820 common shares, without par value, outstanding as of September 30, 1996.

Transitional Small Business Disclosure Format (Check One)    YES       NO  X
                                                                -----     -----

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the whole year. The year-end 1995 balance sheet data was derived from the audited financial statements. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-KSB (file no. 0-8115).

Note 2. Inventories

Inventories are valued at the lower of cost (first in, first out basis) or market. Composition of inventories at September 30, 1996 and December 31, 1995 were as follows.

                    September 30, 1996     Dec. 31, 1995
                    ------------------     -------------
Raw Materials            $  403,297          $  351,844
Work In Process           1,091,740             569,178
Finished Goods                    0                   0
                         ----------          ----------
Total Inventory          $1,495,037          $  921,022
                         ----------          ----------

The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $50,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

Note 3.  Accrued Expenses and Taxes

A portion of Accrued Expenses and Taxes for December 31, 1995 has been reclassed in order to conform with the current year classification. The reclassification for $125,346 relates to accrued commissions.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                        SEPT 30         DEC. 31
ASSETS                                                   1996             1995
------                                                   ----             ----
Current Assets
--------------
Cash                                                  $    11,073     $   122,746
Accounts Receivable                                   $ 1,916,565     $ 1,277,415
Inventories                                           $ 1,445,037     $   871,022
Deferred Income Taxes                                 $    20,300     $    22,400
Other Current Assets                                  $   103,456     $    57,696
                                                      -----------     -----------
     Total Current Assets                             $ 3,496,431     $ 2,351,279
                                                      -----------     -----------
Property and Equipment, at cost
     Office Equipment                                 $   401,505     $   389,312
     Manufacturing equipment                          $   870,870     $   872,250
     Leasehold improvements                           $   246,577     $   232,809
     Vehicles                                         $    98,050     $    81,600
                                                      -----------     -----------
                                                      $ 1,617,002     $ 1,575,971

     Less: Accumulated Depreciation & Amortization    $  (894,965)    $  (804,185)
                                                      -----------     -----------
Net Property and Equipment                            $   722,037     $   771,786
                                                      -----------     -----------
Other Non-Current Assets
------------------------
Inventory, Longterm Portion                           $    50,000     $    50,000
Oil & Gas Royalty Interests, Net of Amort             $     6,254     $    13,004
Land Held for Investment                              $   170,170     $   169,720
Goodwill, net                                         $    90,110     $   110,904
Other noncurrent assets                               $    35,450     $    47,754
                                                      -----------     -----------
     Total Other Non-Current Assets                   $   351,984     $   391,382
                                                      -----------     -----------
TOTAL ASSETS                                          $ 4,570,452     $ 3,514,447
==============                                        ===========     ===========

The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                        SEPT 30         DEC. 31
LIABILITIES                                              1996             1995
-----------                                              ----             ----
Accounts Payable                                      $ 1,265,565     $   918,040
Bank Line of Credit                                   $ 1,080,849     $   532,849
Notes Payable to Directors                            $    33,333     $    87,500
Current Portion of Long-Term Debt                     $   141,155     $   130,444
Current Portion of Capital Lease Oblig                $    16,319     $    14,814
Income Tax Payable                                    $         0     $     5,000
Accrued Expenses and Taxes (Note 3)                   $   225,258     $   288,977
Advance Billings                                      $   336,964     $   229,080
                                                      -----------     -----------
     Total Current Liabilities                        $ 3,099,443     $ 2,206,704
                                                      -----------     -----------
Noncurrent liabilities, all less current portions:
     Notes payable to bank                            $   322,540     $   383,333
     Capital Lease Obligations                        $    47,360     $    59,794
     Other long-term installment notes                $    89,317     $    95,751
     Deferred income taxes                            $    21,300     $    23,400
                                                      -----------     -----------
     Total noncurrent liabilities                     $   480,517     $   562,278
                                                      -----------     -----------
     Total liabilities                                $ 3,579,960     $ 2,768,982
                                                      -----------     -----------

Shareholders' Equity
--------------------
Common stock, no par value, authorized,
stated value of $.01; 1,085,820 shares
issued and outstanding                                $    10,858     $    10,858
Additional Paid In Capital                            $ 1,236,543     $ 1,236,543
Retained Earnings (Loss), Prior Years                 $  (491,936)    $  (668,421)
Current Year Earnings (Loss)                          $   235,027     $   176,485
                                                      -----------     -----------
                                                      $   990,492     $   755,465
     Less subscription receivable                     $         0     $    10,000
                                                      -----------     -----------
Total Shareholders' Equity                            $   990,492     $   745,465
                                                      -----------     -----------
TOTAL LIABILITIES AND EQUITY                          $ 4,570,452     $ 3,514,447
============================                          ===========     ===========

The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPT 30                       SEPT 30
                                              1996           1995           1996            1995
                                              ----           ----           ----            ----
NET SALES                                 $ 2,224,343     $ 2,489,533     $ 6,093,728     $ 6,750,814
---------
Cost of Goods Sold                        $ 1,699,270     $ 1,657,827     $ 4,571,723     $ 4,681,076
                                          -----------     -----------     -----------     -----------
Gross Margin                              $   525,073     $   831,706     $ 1,522,005     $ 2,069,738
Selling, General and
and Administrative Expense                $   349,080     $   595,514     $ 1,167,295     $ 1,625,398
                                          -----------     -----------     -----------     -----------
Operating Income (Loss)                   $   175,993     $   236,192     $   354,710     $   444,340
                                          -----------     -----------     -----------     -----------
Other Income (Expense)
     Interest Income                      $        39     $        73     $       426     $       245
     Interest(Expense)                    $   (37,279)    $   (46,204)    $  (114,812)    $  (154,133)
     Oil & Gas Royalties, After Amort     $    (1,518)    $    (2,761)    $     8,714     $    (3,622)
     Other                                $    17,524     $       (27)    $    16,561     $    (7,294)
                                          -----------     -----------     -----------     -----------
Total Other Income (Expense)              $   (21,234)    $   (48,919)    $   (89,111)    $  (164,804)
                                          -----------     -----------     -----------     -----------
Income Before Income Taxes                $   154,760     $   187,273     $   265,599     $   279,536

Minority Interest                         $         0     $        27     $         0     $         0
Provision for Taxes                       $    30,572     $     1,311     $    30,572     $     3,200
                                          -----------     -----------     -----------     -----------
NET INCOME                                    124,187         185,989         235,027         276,336
                                          ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          1,085,820       1,085,820       1,085,820       1,085,820

Income (Loss) per Common Share:
   Income (Loss) before extraordinary           $0.11           $0.17           $0.22           $0.25

EARNINGS (LOSS)                           ===========     ===========     ===========     ===========
    PER COMMON SHARE                            $0.11           $0.17           $0.22           $0.25
                                          ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                  RESOURCE GENERAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                SEPT 30
                                                           1996         1995
                                                           ----         ----
Cash Flow From Operating Activities
Net Income (Loss)                                         235,027     $ 276,336
  Adjustments to Reconcile Net Income to Net Cash
     Depreciation and Amortization                      $ 157,810     $ 155,065
     Loss (Gain) on sale of property and equipment      $ (16,561)    $   7,294

Changes in certain assets and liabilities
     Decrease (Increase) in Accounts Receivable         $(639,150)    $ 370,853
     Decrease (Increase) in Inventory                   $(574,015)    $ 273,405
     Decrease (Increase) in Other Current Assets        $ (43,660)    $ (20,890)
     Decrease (Increase) in Other Non Current Assets    $  12,304     $  15,869
     Increase (Decrease) in Accounts Payable            $ 347,525     $ (68,150)
     Increase (Decrease) in Income Tax Payable          $  (5,000)    $       0
     Increase (Decrease) in Deferred Income Taxes       $  (2,100)    $       0
     Increase (Decrease) in Accrued Exp and Taxes       $ (63,719)    $(160,583)
     Increase (Decrease) in Advanced Billings           $ 107,884     $(165,089)
                                                        ---------     ---------
Net Cash Provided By Operating Activities               $(483,655)    $ 684,110
-----------------------------------------               ----------    ---------

Cash Flows from Investing Activities
     Proceeds from sale of equipment                    $  14,250     $  83,500
     Capital expenditures for property and equipment    $ (78,206)    $(106,323)
     (Increase) Decrease in other long term assets      $       0     $       0
     (Increase) Decrease in Other Investments           $    (450)    $       0
                                                        ---------     ---------

Net Cash Used In Investing Activities                   $ (64,406)    $ (22,823)
-------------------------------------                   ----------    ----------

Cash Flows from Financing Activities
     Principal Payments of Debt Obligations             $ (67,445)    $(107,243)
     Change in Line of Credit, net                      $ 548,000     $(582,000)
     Proceeds from Notes Payable                        $       0     $       0
     Decrease in Stock Subscription Receivable          $  10,000     $       0
     Repayment of advances from directors               $ (54,167)    $ (35,376)
                                                        ---------     ---------

Net Cash Used In Financing Activities                   $ 436,388     $(724,619)
-------------------------------------                   ---------     ----------

Net Increase (Decrease) in Cash                         $(111,673)    $ (63,332)
Cash, Beginning of Period                               $ 122,746     $  65,224
                                                        ---------     ---------

CASH, END OF PERIOD                                     $  11,073     $   1,892
===================                                     =========     =========

Resource General and its Subsidiaries paid $106,340 in cash for interest expense in 1996 and $154,133 in 1995.

The accompanying notes are an integral part of the financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RECENT EVENTS

The Company's new orders for the first nine months of the year are down 1.2% as compared to the same period in 1995. New sales of hydraulic presses for the first nine months are down 13% compared to 1995. New orders for hydraulic presses have dropped from $4.5 million to $3.9 million for the same periods. The principle business of the Company since its inception has been hydraulic presses. Over the past two years, however, the Company has increased its sales activity of injection molding machines. As a result, while orders for hydraulic presses are down 13% for the first nine months of 1996, orders for injection molding machines have increased from $2.1 to $2.6 million, an increase of 23% over the same period in 1995. The Company expects the sale of injection molding machines to steadily increase as a percent of its business. Management believes that by the year 2000, new orders for injection molding machines will exceed new orders for hydraulic presses.

Shipments of finished products were lower for the first nine months of 1996 compared to the same period in 1995. Sales for the first nine months of 1996 are $6.0 million which is $700,000 less than the same period in 1995. This decrease is not a result of lack of orders, but due to late shipments by the Company. The Company has missed a number of scheduled shipments of finished product due to poor vendor delivery of material, customer change orders and late release of bills of material. The Company has nearly $3 million of shipments scheduled for the fourth quarter of 1996 which will increase scheduled year end shipments to $9 million. Should the Company be successful in reaching $9 million in shipments, it will exceed last year's revenue of $8.4 million.

During August and September of 1996, the Company experienced a decrease in new orders for both hydraulic presses and injection molding machines, as compared to the same months in 1995, which will result in lower revenue for the first quarter of 1997 as compared to first quarter 1996. The Company believes that it is not losing new orders for hydraulic presses to competitors because the industry trade data indicates that new orders are down in general in the hydraulic press industry. Statistical reports of The Association for Manufacturing Technology (AMT), the principal trade association for the industry, indicate that for the first six months of 1996 orders for hydraulic presses are down 12% from the same period in 1995. The drop in new orders for the industry closely parallels the drop in the Company's 13% decline in new orders.

The Company plans to rapidly increase its promotion of injection molding machines to continue to offset the loss of hydraulic press orders. In the Company's opinion, the market for injection molding machines is considerably larger than hydraulic presses and is not subject to the severe business cycles that are found in the machine tool industry.

The Company's gross profit margin at September 30, 1996 was 24.9% compared to 30.7% for the same period last year. While the Company has achieved increased manufacturing efficiencies as well as standardization on the shop floor, the cost savings generated by the efficiencies and standardization were offset by an increase in wages. The increase in wages was the result of hiring additional purchasing and engineering personnel and was the principal factor in the lower profit margin. The gross profit margin for plastic injection molding machines at September 30, 1996 was 23.94%, improved from 19.57% at June 30, 1996 as the Company had predicted with the increased standardization. At the end of the fiscal year, assuming current trends continue, gross profit margins for both lines of business should equal or exceed 1995's levels.

Management has been successful in reducing its SG&A expenses from 24% of sales or $1.6 million for the first nine months of 1995 to 19% of sales or $1.2 million for the same period in 1996. The major cause of the reduction was the elimination of certain indirect employees and the elimination of start-up expenses related to a proposed landfill operation on certain property of the Company located in Perry County, Ohio. The Company expects to abandon the proposal to establish a landfill operation on the property. The reduction in expenses was partially offset by a large increase in legal fees of $30,000. A substantial portion of the legal fees were a one-time cost incurred by previous management in early 1996 in connection with the Company's response to a proposed acquisition of a controlling share of the common stock of the Company. The Company believes that by the end of the fiscal year SG&A expenses as a percent of sales will decrease further. Salaries, Taxes and Benefits, the largest percent of SG&A, should remain level for the fourth quarter and shipments are expected to increase to $3.0 million.

Other expenses have been reduced by $75,000 or 1.5% of sales for the first nine months of 1996 as opposed to 2.4% for the same period in 1995. Reduction of interest expense from $154,000 in 1995 to $114,000 in 1996 was the largest cause in drop of the expenses. The Company changed bank relations in the fourth quarter of 1995 which allowed its bank debt to be financed at lower interest rates. The lower rates, combined with more aggressive cash management and an increase of customer deposits all have reduced the Company's demand for cash and have assisted in interest expense reduction. Other expenses were also reduced as a result of an increase in oil and gas royalties and the sale of certain assets which generated $25,000 in revenue during the first nine months of 1996 as opposed to $11,000 in expenses during the same period in 1995.

The Company was advised by its accounting firm that its earnings for the first nine months of 1996 and projected fourth quarter earnings for the Company could exhaust its accrued net operating loss. Consequently, the Company accrued $30,000 for taxes in the third quarter of 1996.

The Company's net income for the first nine months of 1996 was $235,000, down from $270,000 for the same period in 1995. However, the figures for the first nine months of 1995 included a $3,000 tax provision as opposed to a provision of $30,000 for the first nine months 1996. The elimination of the $27,000 increase in tax provision would have increased net operating profit to 4.3% of sales for the first nine months of 1996, as opposed to 4.1% of sales for the same period in 1995.

Should the Company be successful in meeting its fourth quarter shipment schedule of $3 million, it will earn record revenues of $9 million, a 7.1% increase over 1995's previous record high of $8.4 million. Correspondingly, if the Company maintains its projected expense control in the fourth quarter and meets its shipment schedule, net income will exceed $285,000 for 1996, also a new record for the Company. The Company's previous record net income was $281,000 in 1989.

LIQUIDITY & CAPITAL RESOURCE

Working capital has increased from $145,000 at 1995 year end to $397,000 at the end of the third quarter of 1996. Cash, accounts receivable, and inventory increased $1.3 million over 1995's year end results. However, accounts payable and short term notes increased by $978,000 for the same period. The net result is an improvement of the current ratio from 1.06 at year end in 1995 to 1.12 at the end of nine months in 1996.

The Company finances its working capital requirements through the use of its bank line of credit and vendor credit. Concurrently, the Company generally receives a down payment when it receives an order for an injection molding machine. At the end of the third quarter, the Company had advanced billings of $336,000 as opposed to $229,000 at year end 1995.

Cash flow for nine months (profit plus depreciation) of $392,000 is more than adequate to fund the current portion of long term debt and capital expenditures. Cash flow for the comparable period in 1995 has increased by $10,000.

Shareholder equity has increased from $745,000 at year end 1995 to $990,000 at the end of the third quarter. This 33% increase is due to $235,000 in current year earnings and a $10,000 collection of a stock subscription receivable. The Company's debt to net worth ratio has improved to 3.5:1 from 3.7:1 at year end 1995.

POSSIBLE FUTURE EVENTS

The Company owns 505 acres of undeveloped property in Perry County, Ohio. The property has coal reserves and operating gas and oil wells. The property is carried on the Company books at its cost of $150,000. Management believes that the property is worth significantly more than its carrying value. The property will be appraised in the fourth quarter.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  (3.1) Articles of Incorporation. See Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996; Commission File No. 0-8115 (the "3rd Quarter 10-QSB").

                  (3.2) By-laws. See Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the 3rd Quarter 10-QSB).

                  (4) Instruments Defining the Rights of Security-Holders, Including Indentures

                           (4.1) See Articles III, IV, V and VI of the Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the 3rd Quarter 10-QSB).

                           (4.2)  See Article I, Sections 1(F), 2, and 3 of
                                  Article II, Article IV and Sections 1 and 3 of
                                  Article V of the Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the 3rd Quarter 10-QSB).

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

                                             Resource General Corporation,
                                             an Ohio Corporation

Date:  October 28, 1996                      By: \s\ Charles T. Sherman
     ------------------                          ----------------------
                                             Charles T. Sherman
                                             President


                                  EXHIBIT INDEX

Exhibit Number             Description                                          Page # in Manually
--------------             -----------                                          ------------------
                                                                                Signed Original
                                                                                ---------------

27.1.                      Financial Data Schedule (submitted electronically for
                           SEC information only)