Form 10KSB
period 1996-12-31
RESOURCE GENERAL CORP
filed 1997-03-28
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------
                                   FORM 10-KSB
                     ---------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          Comm. File No.   0-8115
-----------------------------------------------                     --------

                          Resource General Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

          Ohio                                              31-0737351
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                               43204
-----------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:      (614) 279-8877
                                               --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
-------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:
-------------------------------------------------------------------

Common shares, without par value. 1,108,020 common shares outstanding as of February 22, 1997.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for the most recent fiscal year is $9,101,850.

The aggregate market value of the voting stock held by non-affiliates as of February 22, 1997, is estimated to be $1,866,800.

Documents incorporated by reference. Portions of the registrants' Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A not later than March 21, 1997 (Part III).

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         a.       Business Development.
                  ---------------------

Resource General Corporation is an Ohio corporation (the "Company") that resulted from the merger of a number of small companies over the past twenty years, the oldest of which was incorporated as the Millersport Bank Company in 1906. The Company sold its banking operations in 1981.

The PH Hydraulics(TM) division of the Company arose out of an acquisition in 1987 by PH Hydraulics & Automation, Inc., a former subsidiary of the Company, of the right to manufacture and market a line of industrial hydraulic presses which the Company markets under the PH Hydraulics(TM) label.

The Trueblood(TM) division of the Company arose out of an acquisition in 1990 of the right to manufacture and market a line of plastic injection molding machines which the Company markets under the Trueblood(TM) label. The Trueblood(TM) operations were conducted by subsidiaries of PH Hydraulics & Automation, Inc. until 1994, when the subsidiaries were merged into PH Hydraulics & Automation, Inc.

As of October 31, 1996, PH Hydraulics & Automation, Inc., the sole subsidiary of the Company, was merged into the Company.

         b.       Business of Issuer.
                  -------------------

                  Business and Principal Products
                  -------------------------------

The Company's operations consist of the manufacture of standard and custom designed hydraulic presses and vertical injection molding machines. Hydraulic presses are used in metalforming applications primarily in the automotive and aircraft industries. Typical uses of hydraulic presses are for assembly, forming, staking, and straightening applications. The Company estimates that the market for its hydraulic presses range between $30-40 million. The Company's hydraulic presses range in tonnage from 1-5,000 tons and are marketed under the name of PH Hydraulics(TM). Injection molding machines are used by the automotive, electrical cord set, medical and consumer products industries. The process involves placing a non-plastic part (inserted) into a mold then molding plastic around the inserted part. The Company estimates that the market for injection molding machines is $100-125 million. The injection molding machines have a tonnage range from 30 to 450 tons and are marketed under the name of Trueblood(TM).

The following table shows our sales by class of products within the machine tool industry, for the years 1996, 1995, and 1994.

                                      1996                     1995                     1994
                              Dollars     Percent      Dollars      Percent      Dollars      Percent
Presses                      5,007,010         55      6,373,834         75      5,630,700         72
Machines                     3,875,888         42      1,727,463         20      1,700,142         22
Repair Parts                   153,605          1        248,876          3        242,418          3
Repair Service                  33,047          1         60,260          1         89,584          1
Press Automation                     0        ---              0        ---              0        ---
Molded Products                 32,300          1         56,978          1        110,660          2

Total                        9,101,850       100%      8,467,411       100%      7,773,504       100%


                  Sources and Availability of Raw Materials
                  -----------------------------------------

As a matter of policy, the Company uses standard industrial components in the manufacture of its products. This policy is perceived as a strong marketing advantage. Since raw steel is the largest material component of the Company's product, its availability impacts the Company's ability to meet promised delivery dates. The Company does not, however, depend heavily on certified or specialty steels. Hydraulic cylinders and manifolds are key purchase components which vary in availability and lead times.

                  Backlog
                  -------

Backlog at December 31, 1996 was approximately $2,887,000, all of which is expected to be completed in 1997. Backlog at December 31, 1995 was approximately $2,619,000 and all 1995 backlog was shipped in 1996.

                  Competition
                  -----------

The PH Hydraulics(TM) division is able to design and manufacture presses ranging in capacity from 1 to 5,000 tons. It faces a different array of competitors with respect to presses less than or exceeding 50 tons. In either category, however, most of the market is shared by fewer than a dozen companies, no one of which is dominant. The Company believes its strong engineering staff, flexibility, and the reputation for reliability of its PH Hydraulics(TM) product line provide strong competitive advantages.

In previous years the Company had only two serious competitors in the manufacture of insert molding machines. However, in recent years a number of larger companies who had previously sold horizontal clamp machines have introduced vertical clamp machines to enter vertical (insert) molding. The new competitors to insert molding are larger and better financed than the Company's Trueblood(TM) division. Company management, while recognizing the competitive advantage that the larger companies have, is confident that its Trueblood(TM) line of products are technically better and that the Trueblood(TM) division will continue to grow in market share.

                  Employees
                  ---------

As of December 31, 1996, the Company had 60 employees.

                  Significant Customers
                  ---------------------

In 1996, one of the Company's customers accounted for 14% of sales and 4% of the accounts receivable balance. No one customer comprised 10% or more of 1995 sales. One customer accounted for 11% of the sales and 25% of the accounts receivable balance at December 31, 1994.

ITEM 2.  DESCRIPTION OF PROPERTY.

         a. The Company leases a manufacturing and office facility at 2365 Scioto Harper Drive, Columbus, Ohio, containing approximately 22,000 square feet. The lease term is April 1, 1989 through August 31, 1999. The rent payments escalate from an annual amount of $54,750 to $88,080 at the end of the eighth year.

         b.       Real Estate Owned for Investment
                  --------------------------------

The Company owns land in Franklin County, Ohio recorded on the books at $20,570 and undeveloped land in Perry County, Ohio recorded on the books at $153,154 which includes $4,004 in oil and gas royalty reserves.

ITEM 3.  PENDING LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a.       Market Information
                  ------------------

The Company's stock is traded over the counter. The Company's stock price is found on the Electronic Bulletin Board. There are three active market makers. The share price of the last trade was at $3.25 as of February 22, 1997. At December 31, 1995 the share price was $.63. The share price as of December 31, 1996 was $1.75.

         b.       Holders
                  -------

As of December 31, 1996, there were 888 record holders of the Company's common stock.

         c.       Dividends
                  ---------

The Company did not pay dividends in 1996 or 1995. Bank lending agreements contain restrictions against dividend payment.

         d.       Options
                  -------

During 1996, the Company granted 5,000 options each to a newly elected director and a newly elected officer with an exercise price of $1.50 per share. These options vest and first become exercisable as to one-fourth of the shares on each anniversary of the date of grant. The Company also granted 20,000 options each to two newly elected directors in August 1996 with an exercise price of $1.25 per share, exercisable immediately. All options were granted in consideration of services provided to the Company and expire ten years subsequent to their issue date. The options were issued in reliance upon an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operation
--------------------

The Company enjoyed its second consecutive year of increased sales and profitability. Revenues increased by 7.5% to $9.1 million in 1996 from $8.4 million in 1995. The previous year's sales increased 9% over 1994's $7.7 million. Shipments of the company's line PH hydraulic presses decreased to $5.0 million or 55.6% of total sales from $6.6 million or 79% of sales in 1995. The decrease in shipments in hydraulic presses was more than offset by gains in the shipments of injection molding machines. Revenues for injection molding machines increased to $3.9 million or 43.3% of sales from $1.6 million or 19.3% of sales in 1995. The Company has continued to implement its strategy of increasing sales of its Trueblood line of injection molding machines. The Company believes that revenues from injection molding machines will continue to grow at a double digit rate for the foreseeable future. In January 1997 the Company received an order of $3.0 million for 10 injection molding machines. This order will insure a significant increase in revenue from injection molding machine sales in 1997. Repair parts, service revenues and molded products provided the remainder of Company revenues.

The Company recorded record net income in 1996. Net income increased to $367,712 or $.33 per share, from $176,485, or $.16 per share in 1995, an increase of 106%. The increase in net income is a significant accomplishment with only a 7.5% increase in sales. Net Income, as a percent of sales, was 4.0% versus 2.1% in 1995.

The increase in net income was due not only to revenue increases but also a reduction in all expense categories. In mid 1995, the Company installed an integrated business system which allows the Company to track costs and provide management information faster than anytime in its history. As a result of the software system and the implementation of a Material Requirement Planning system, the Company was able to reduce material costs as a percent of sales from 50.9% in 1995 to 49.1% in 1996. In addition, the Company entered into contracts with specified vendors which guaranteed vendors certain levels of business in exchange for reduced pricing. These measures plus increased sales volume which accelerated purchasing discounts reduced prices to further assist in the reduction of material costs.

Labor expense as a percent of sales increased from 9.1% in 1995 to 9.8% in 1996. The increased labor was due to the change in product mix from hydraulic presses to more injection molding machines. The molding machines are a more complex equipment than hydraulic presses, thus, require additional labor hours to build the equipment. The Company expects to reduce the labor hours in each machine as it gains labor efficiencies by improving and standardizing assembly priorities. As the Company builds more units the labor hours will be reduced.

The Company is in a geographic area that does not have a large industrial base. Consequently, to meet the growing labor requirements as the sales volume increases it has started its own apprenticeship program. Labor hours for the program participants are not charged against specific shop orders, thus, increasing the amount of indirect labor hours. Indirect labor hours do not generate revenue, thus, increasing the labor cost of the Company.

As management expected, Salary, General & Administrative costs ("SG&A") as a percent of sales, decreased to 18.5% in 1996. This is the second straight year of decrease. SG&A was 21.3% in 1995, down from 26.0% in 1994. The main cause for the decrease was a significant reduction of corporate expenses. A change in management occurred in May 1996 which eliminated duplicate positions for President of the operating subsidiary and the Company. The President of the subsidiary, PH Hydraulics & Automation, Inc., was elected President of the Company. Further, the sole subsidiary of the Company, PH Hydraulics & Automation, Inc., was merged into the Company effective October 31, 1996, resulting in a reduction of administrative and accounting costs.

The Company allocates 10% of its pre-tax profit to its employees. In previous years the contribution to the 401K plan was partially allocated to the next year. In 1996 the Company completely allocated the 1996 profit sharing to the year and absorbed $27,000 in performance bonuses from the previous year. Total profit sharing for the 401K plan for 1996 was $44,500.

Strong cash management, increased customer deposits and record profitability all served to decrease interest expense as a percent of sales from 2.2% in 1995 to 1.7% in 1996. Management has placed a strong emphasis on reducing the amount of time that it takes to ship a press or injection molding machine order. An improved delivery time reduces the need for borrowing to support inventory. The company believes that as it continues to improve its manufacturing techniques it will lessen the need to borrow funds for working capital.

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet continued to improve. Net worth of the Company increased from $745,000 to $1,126,000, an increase of 51%. Working capital increased to $336,000 or 7.7% of assets, up from $145,000 or 4.1% of assets in 1995. Increased profitability is reflected in the decrease of long term debt as a percent of assets at 9.4%, down from 15.3% in 1995.

Profit of $367,000 plus non-cash expenses of $206,000 generated $573,000 in cash flow. Capital expenditures for the year were $242,000.

The Company has a $1.75 million line of credit with its bank. The borrowing arrangement allows the company to borrow a percentage of accounts receivable and inventory. The Company has a term loan with a balance of $383,333.38 at year end secured by fixed assets. At the end of the year the Company had an excess availability in the line of credit of $592,000. The Company's immediate borrowing capacity plus cash generated from operations should be more than sufficient to fund normal operating costs, debt payments and capital expenditures for current levels of business. However, the Company is considering alternatives to debt financing to increase the capital structure to fund significant increases in sales capacity or potential acquisitions.

ITEM 7. FINANCIAL STATEMENTS.

                          [LOGO GREEN & WALLACE, INC.]

                                                                1241 Dublin Road
                                                            Columbus, Ohio 43215
                                                                  (614) 486-3126
                                                              FAX (614) 486-0095

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Resource General Corporation

We have audited the accompanying balance sheets of Resource General Corporation (See Note 1) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource General Corporation as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ GREEN & WALLACE, INC.


Columbus, Ohio
February 7, 1997

                          RESOURCE GENERAL CORPORATION

                                 Balance Sheets

                           December 31, 1996 and 1995

                                                   Assets
                                                   ------
                                                                                      1996                  1995
                                                                                      ----                  ----
Current assets:
  Cash                                                                           $   116,449              122,746
  Accounts receivable (Notes 3 and 9)                                              2,135,276            1,277,415
  Inventories, less estimated long-term
    portion (Note 3)                                                                 764,989              871,022
  Deferred income taxes (Note 4)                                                      50,200               22,400
  Other current assets (Note 8)                                                       88,885               57,696
                                                                                   ---------            ---------
        Total current assets                                                       3,155,799            2,351,279
                                                                                   ---------            ---------
Property and equipment, at cost (Notes 3 and 5):
    Office equipment                                                                 407,656              389,312
    Manufacturing equipment                                                          956,140              872,250
    Leasehold improvements                                                           255,518              232,809
    Vehicles                                                                         132,934               81,600
                                                                                   ---------            ---------
    Total property and equipment                                                   1,752,248            1,575,971
    Less accumulated depreciation
      and amortization                                                               927,879              804,185
                                                                                   ---------            ---------
        Property and equipment, net                                                  824,369              771,786
                                                                                   ---------            ---------
Other noncurrent assets:
  Inventory, estimated long-term portion
    (Note 3)                                                                          39,000               50,000
  Oil and gas royalty interests, net                                                   4,004               13,004
  Land held for investment (Note 3)                                                  169,720              169,720
  Goodwill, net                                                                       83,178              110,904
  Other noncurrent assets (Note 8)                                                   102,276               47,754
                                                                                   ---------            ---------
        Total other noncurrent
          assets                                                                     398,178              391,382
                                                                                   ---------            ---------

          Total assets                                                           $ 4,378,346            3,514,447
                                                                                   =========            =========


                  The accompanying notes are an integral part
                         of these financial statements.

                          RESOURCE GENERAL CORPORATION

                                 Balance Sheets
                                    (contd)

                           December 31, 1996 and 1995


                                     Liabilities and Shareholders' Equity
                                     ------------------------------------
                                                                                     1996                  1995
                                                                                     ----                  ----
Current liabilities:
  Accounts payable                                                               $   735,530              792,694
  Bank line of credit (Note 3)                                                     1,157,849              532,849
  Notes payable to directors (Note 8)                                                    -                 87,500
  Current portion of long-term debt
    (Note 3)                                                                         141,877              130,444
  Current portion of capital lease
    obligations (Note 5)                                                              16,854               14,814
  Income taxes payable                                                                23,500                5,000
  Accrued expenses and taxes                                                         494,823              414,323
  Customer deposits                                                                  249,049              229,080
                                                                                   ---------            ---------
        Total current liabilities                                                  2,819,482            2,206,704
                                                                                   ---------            ---------

Noncurrent liabilities, less any current portions:
  Notes payable to bank (Note 3)                                                     296,247              383,333
  Other long-term installment notes
    (Note 3)                                                                          77,434               95,751
  Capital lease obligations (Note 5)                                                  42,940               59,794
  Deferred compensation (Note 10)                                                      6,366                  -
  Deferred income taxes (Note 4)                                                      10,200               23,400
                                                                                   ---------            ---------

        Total noncurrent liabilities                                                 433,187              562,278
                                                                                   ---------            ---------

        Total liabilities                                                          3,252,669            2,768,982
                                                                                   ---------            ---------

Shareholders' equity: (Note 7)
  Common stock, with no par value,
    authorized 3,412,000 shares;
    issued and outstanding 1,087,820 in
    1996 and 1,085,820 in 1995 at
    $.01 stated value                                                                 10,878               10,858
  Additional paid-in capital                                                       1,239,023            1,236,543
  Retained earnings (deficit)                                                       (124,224)            (491,936)
                                                                                   ---------            ---------
                                                                                   1,125,677              755,465
    Less subscription receivable (Note 8)                                                -                 10,000
                                                                                   ---------            ---------

       Total shareholders' equity                                                  1,125,677              745,465
                                                                                   ---------            ---------

          Total liabilities and
            shareholders' equity                                                 $ 4,378,346            3,514,447
                                                                                   =========            =========

                  The accompanying notes are an integral part
                         of these financial statements.

                          RESOURCE GENERAL CORPORATION

                            Statements of Operations

                 For the years ended December 31, 1996 and 1995


                                                                                               1996                  1995
                                                                                               ----                  ----
Net sales                                                                                  $ 9,101,850            8,467,411
Cost of sales                                                                                6,901,102            6,287,521
                                                                                             ---------            ---------
      Gross margin                                                                           2,200,748            2,179,890

Selling, general and administrative expenses                                                 1,680,616            1,802,597
                                                                                             ---------            ---------
      Income from operations                                                                   520,132              377,293
                                                                                             ---------            ---------

Other income (expenses):
  Oil and gas royalty, net                                                                       7,595               (5,258)
  Interest income                                                                                1,755                  310
  Interest expense                                                                            (154,079)            (186,776)
  Other, net                                                                                    35,509               (4,084)
                                                                                             ---------            ---------
      Total other income
        (expenses), net                                                                       (109,220)            (195,808)
                                                                                             ---------            ---------

      Income before income taxes                                                               410,912              181,485

Provision for income taxes (Note 4)                                                            (43,200)              (5,000)
                                                                                             ---------            ---------

      Net income                                                                           $   367,712              176,485
                                                                                             ---------            ---------

Per share data:
  Net income per common share                                                              $       .33                  .16
                                                                                             =========            =========


                     The accompanying notes are an integral
                      part of these financial statements.

                          RESOURCE GENERAL CORPORATION

                       Statements of Shareholders' Equity

                 For the years ended December 31, 1996 and 1995

                                                                                        Retained
                                                                      Additional        Earnings                      Total
                                               Common Stock             Paid-In      (Accumulated   Subscription   Shareholders'
                                           Shares        Amount         Capital         Deficit)     Receivable       Equity
                                           ------        ------         -------         --------     ----------       ------
Balance, December 31, 1994               1,085,820      $ 10,858       1,236,543       (668,421)      (10,000)        568,980

  Net income                                   -             -               -          176,485           -           176,485
                                         ---------       -------       ---------       --------       -------       ---------

Balance, December 31, 1995               1,085,820      $ 10,858       1,236,543       (491,936)      (10,000)        745,465

  Collection of subscription                   -             -               -              -          10,000          10,000
    receivable (Note 8)

  Issuance of common stock (Note 7)          2,000            20           2,480            -             -             2,500

  Net income                                   -             -               -          367,712           -           367,712
                                         ---------       -------       ---------       --------       -------       ---------

Balance, December 31, 1996               1,087,820      $ 10,878       1,239,023       (124,224)          -         1,125,677
                                         =========       =======       =========       ========       =======       =========


                     The accompanying notes are an integral
                      part of these financial statements.

                          RESOURCE GENERAL CORPORATION

                            Statements of Cash Flows

                 For the years ended December 31, 1996 and 1995

                          Increase (Decrease) in Cash

                                                                                      1996                1995
                                                                                      ----                ----
Cash flows from operating activities:
  Net income                                                                      $  367,712             176,485
  Adjustments to reconcile
    net income to net
    cash (used in) provided by
    operating activities:
      Depreciation and
        amortization                                                                 215,282             213,596
      (Gain) loss on sale of
        property and equipment                                                       (16,562)              7,896
  Changes in assets and
    liabilities affecting cash
    flows from operating
    activities:
      Accounts receivable                                                           (857,861)          1,037,804
      Inventories                                                                    117,033              74,363
      Other current assets                                                           (25,289)             38,852
      Other noncurrent assets                                                        (16,748)             (7,713)
      Accounts payable                                                               (57,164)            (71,965)
      Accrued income taxes payable                                                    18,500               5,000
      Accrued expenses and taxes                                                      80,500             (46,512)
      Customer deposits                                                               19,969             (91,199)
      Deferred income taxes                                                          (41,000)                -
      Deferred compensation                                                            6,366                 -
                                                                                    --------           ---------
         Net cash (used in) provided by
           operating activities                                                     (189,262)          1,336,607
                                                                                    --------           ---------

Cash flows from investing activities:
    Proceeds from sale of equipment                                                   14,400              83,228
    Capital expenditures for
      property and equipment                                                        (227,651)           (106,062)
    Issuance of note receivable                                                      (45,000)                -
                                                                                    --------           ---------
        Net cash used in
          investing activities                                                    $ (258,251)            (22,834)
                                                                                    ========           =========


                     The accompanying notes are an integral
                      part of these financial statements.

                          RESOURCE GENERAL CORPORATION

                            Statements of Cash Flows
                                    (contd)

                 For the years ended December 31, 1996 and 1995

                          Increase (Decrease) in Cash

                                                                                      1996                1995
                                                                                      ----                ----
Cash flows from financing activities:
    Principal payments on
      debt obligations                                                           $  (136,106)           (410,216)
    Proceeds from debt obligations                                                    42,136             585,000
    Net borrowings (payment)-line
      of credit                                                                      625,000          (1,350,161)
    Principal payments on notes
      payable to directors                                                           (87,500)            (62,876)
    Payment of capital lease obligations                                             (14,814)            (17,998)
    Proceeds from issuance of
      common stock                                                                    12,500                 -
                                                                                   ---------          ----------

        Net cash provided by (used
          in) financing activities                                                   441,216          (1,256,251)
                                                                                   ---------          ----------

Net (decrease) increase in cash                                                       (6,297)             57,522
Cash, beginning of year                                                              122,746              65,224
                                                                                   ---------          ----------
Cash, end of year
                                                                                 $   116,449             122,746
                                                                                   =========          ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements

Note 1 - Business Description:

         Resource General Corporation ("Resource"), an Ohio corporation, is the product of the merger of several companies, the oldest of which was incorporated in 1906. The primary operations of Resource are the manufacture and marketing of a line of hydraulic presses and automation equipment under the name of PH Hydraulics ("PH"). Resource also manufactures and markets a line of insert injection molding machines under the name of Trueblood. The principal market area of these two product lines is North America. Resource also owns several real estate parcels held for investment in Ohio, and royalty interests in a number of oil and gas wells in southeastern Ohio.

         Prior to an October 1996 merger, the operations of PH and Trueblood were performed in a wholly-owned subsidiary named PH Hydraulics and Automation, Inc. See (Note 2) regarding principles of consolidation.

Note 2 - Summary of Significant Accounting Policies:

         The following is a summary of certain significant accounting policies followed in the preparation of the financial statements.

         Principles of consolidation

         The accompanying financial statements for 1995 were consolidated to include the accounts of the Company and its wholly-owned subsidiary, hereafter referred to as the "Company". All intercompany accounts and transactions have been eliminated from these statements.

         Inventories

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories at December 31, 1996 and 1995 consisted of the following:

                                                               1996                 1995
                                                               ----                 ----
           Raw materials                                    $ 346,365             351,844
           Work-in-process                                    457,624             569,178
                                                              -------             -------
                                                            $ 803,989             921,022
                                                              =======             =======

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 2 - Summary of Significant Accounting Policies: (contd)

         Inventories (contd)

         The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 in 1996 and $50,000 in 1995 is shown on the balance sheet as a long-term asset which represents an estimate of this portion of total raw materials inventory at each year end.

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

         Depreciation expense was $178,556 and $158,349 in 1996 and 1995, respectively.

         Oil and gas royalty interests

         Oil and gas royalty interests were valued at $180,000 when originally acquired. The original value was reduced by $66,655 in 1986 due to a decline in oil and gas prices. Oil and gas royalty interests are amortized based on actual oil and gas production compared to reserves estimated by a geological study. The annual amortization was $9,000 in 1996 and 1995.

         The accumulated amortization at December 31, 1996 and 1995 was $109,341 and $100,341, respectively.

         Land held for investment

         Land held for investment is valued at the lower of cost or market. Expenditures that add to the recoverable value of the property are capitalized as land development costs.

         Goodwill

         Goodwill is being amortized over a six year period for financial statement purposes beginning in 1994. The amortization expense for both 1996 and 1995 was $27,726. Goodwill on the financial statements is shown net of accumulated amortization at December 31, 1996 and 1995 of $74,884 and $47,158, respectively.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 2 - Summary of Significant Accounting Policies: (contd)

         Research and development costs incurred

         It is the Company's policy to expense research and development costs when incurred. Research and development costs during 1996 and 1995 total $16,492 and $11,252, respectively.

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

         Earnings per share

         Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares used in the computation of earnings per share in 1996 was 1,130,714.

         Earnings per share for 1995 does not include stock options because there was no dilutive effect on earnings per share. The weighted average number of shares outstanding in 1995 was 1,085,820.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 2 - Summary of Significant Accounting Policies: (contd)

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

Note 3 - Bank Debt and Other Installment Obligations:

         Short-term debt

                                                                                          1996                 1995
                                                                                          ----                 ----
         Bank line of credit, due February 28, 1997 and collateralized by all property and equipment, accounts receivable, inventory and assignment of $500,000 life insurance policy on one director. Interest at prime plus 1% is payable monthly (9.25% at December 31, 1996). Unused balance
         of $592,151 at December 31, 1996, subject to borrowing base restrictions.   $ 1,157,849              532,849
                                                                                       =========              =======

         Long-term debt

         Bank:

         Note payable to bank, collateralized by all accounts receivable, property and equipment, inventory and assignment of $500,000 life insurance policy on one director. Due in monthly installments of $8,333
         plus interest at prime plus 1% through November 6, 2000.                    $   383,333              483,333

                          RESOURCE GENERAL CORPORATION

                          Notes to Financial Statements
                                     (contd)

Note 3 - Bank Debt and Other Installment Obligations: (contd)

         Long-term debt (contd)

                                                                                             1996                1995
                                                                                             ----                ----
         Bank: (contd)

         Note payable to bank, collateralized by an auto. Monthly payment of
         $542 includes interest at 8% per annum through January 2000.                       18,161                 -

         Other:

         Note payable to City of Columbus, secured by an injection mold press.
         Monthly payment of $1,414 includes interest at 5%, with final payment
         in July 1999.                                                                      41,023              55,537

         Note payable to City of Columbus, secured by an injection mold press.
         Monthly payment of $1,414 includes interest at 5% with final
         payment in February 2000.                                                          49,577              63,675

         Installment note payable, collateralized by an automobile. Monthly payment of $198 includes interest at 8.75% with final payment
         in May 1999.                                                                        5,150               6,983

         Installment note payable: collaterized by a truck. Monthly payment of
         $510 includes interest at 10.25% with final payment in August 2000.                18,314                 -
                                                                                           -------             -------

         Total                                                                             515,558             609,528

         Long-term portion - notes payable to bank                                         296,247             383,333

         Long-term portion - other installment notes                                        77,434              95,751
                                                                                           -------             -------

         Current portion                                                                 $ 141,877             130,444
                                                                                           =======             =======

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 3 - Bank Debt and Other Installment Obligations: (contd)

         Long-term debt (contd)

         Maturities of long-term debt obligations for each year through expiration at December 31, 1996 are as follows:

                       1997                                                $ 141,877
                       1998                                                  144,422
                       1999                                                  138,698
                       2000                                                   90,561

         The Company had combined interest payments on loans payable and capital leases (Note 5) during 1996 and 1995 of $154,078 and $186,467, respectively.

         The bank line-of-credit agreement and term debt agreement with balances of $1,157,849 and $383,333 respectively, at December 31, 1996, contain several restrictive covenants. Among the restrictions are covenants regarding the following: tangible net worth, debt to tangible net worth ratio, cash flow coverage ratio, current ratio, payment of dividends, and repurchase of common stock. The Company was in violation of one loan covenant at December 31, 1996, however, the violation has been temporarily waived by the bank. The debt is classified into expected current and long-term portion according to original terms.

Note 4 - Income Taxes:

         The Company filed a consolidated Federal income tax return prior to the October 1996 merger described in Note 1. The provision for income taxes on income before income taxes is comprised of the following:

                                                                                           1996               1995
                                                                                           ----               ----
            Current tax (expense):
            Federal                                                              $ (68,500)               -
            State and local                                                        (15,700)            (5,000)
                                                                                   -------             ------
              Current tax (expense)                                                (84,200)            (5,000)

            Deferred tax benefit:
            Federal                                                                 41,000                -
                                                                                   -------             ------
            Provision for income tax
              (expense)                                                          $ (43,200)            (5,000)
                                                                                   =======             ======

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 4 - Income Taxes: (contd)

         The Company paid income taxes of $64,159 in 1996. No cash was used to pay income taxes during 1995.

         The following is a reconciliation between the amount of reported income tax provision and the amount computed by multiplying income before income taxes and extraordinary items by the applicable statutory federal income tax rate:

                                                                                            1996            1995
                                                                                            ----            ----
             Expected Federal income
               tax expense at
               statutory rate of 34%                                                   $ (139,700)        (61,767)
             (Increase) decrease in
               income taxes resulting
               from:
                 State and local taxes                                                    (15,700)         (5,000)
                 Effect of graduated rates                                                  6,800           7,667
                 Change in valuation
                   allowances on deferred
                   tax assets                                                              96,900          59,500
                 Other items, net                                                           8,500          (5,400)
                                                                                          -------          ------
             Provision for income tax
               expense                                                                 $  (43,200)         (5,000)
                                                                                          =======          ======

         Deferred taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                                           1996             1995
                                                                                           ----             ----
             Deferred tax liabilities:
               Taxable temporary differences
               Depreciation                                                            $   69,800          82,900
                                                                                         --------         -------
               Gross deferred tax liability                                                69,800          82,900
                                                                                         --------         -------

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 4 - Income Taxes: (contd)

                                                                                         1996               1995
                                                                                         ----               ----
             Deferred tax assets:
               Deductible temporary differences
               Inventory                                                                42,700             42,300
               Oil and gas mineral rights                                               26,300             26,000
               Operating loss carryforward                                                 -              119,700
               Deferred landfill development costs                                      45,500             45,500
               Accrued warranty                                                         23,100             29,000
               Accrued vacation                                                         10,700              7,100
               Alternative minimum tax credit                                           45,900                -
               Goodwill                                                                 15,700              9,800
               Other items, net                                                          2,100              1,600
               Investment tax credits                                                    5,600              5,600
                                                                                      --------           --------
             Gross deferred tax asset                                                  217,600            286,600
             Less: Valuation allowance                                                (107,800)          (204,700)
                                                                                      --------           --------
             Net deferred tax asset                                                    109,800             81,900
                                                                                     ---------           --------

             Net deferred tax asset (liability)                                    $    40,000             (1,000)
                                                                                     =========           ========


         The components giving rise to the net deferred tax asset and liability described above have been included in the accompanying balance sheets as of December 31, 1996 and 1995 as follows:

                                                                            1996
                                                                            ----
                                                 Assets                 (Liabilities)                 Net
                                                 ------                 -------------                 ---
                 Current                       $  50,200                       -                    50,200
                 Long-term                        59,600                   (69,800)                (10,200)
                                                 -------                  --------                --------
                   Totals                      $ 109,800                   (69,800)                 40,000
                                                 =======                  ========                ========

                                                                            1995
                                                                            ----
                                                 Assets                 (Liabilities)                 Net
                                                 ------                 -------------                 ---
                 Current                        $ 22,400                       -                    22,400
                 Long-term                        59,500                   (82,900)                (23,400)
                                                  ------                  --------                 -------
                   Totals                       $ 81,900                   (82,900)                 (1,000)
                                                  ======                  ========                 =======

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 4 - Income Taxes: (contd)

         The Company has available at December 31, 1996 unused investment credits of $5,600 which expire in the year 2000.

Note 5 - Leases:

         Capital lease agreement

         The Company is the lessee of computer hardware and software equipment under a capital lease agreement which expires in the year 2000. The lease contains a bargain purchase option at its conclusion. The company records assets and liabilities under capital lease agreements at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease term or their estimated productive lives.

         Minimum future lease payments under the capital lease agreement as of December 31, 1996 for each year through expiration and in the aggregate are as follows:

            Year ending December 31:
            -----------------------
                        1997                                                $  23,633
                        1998                                                   23,633
                        1999                                                   23,633
                        2000                                                    1,968
                                                                              -------
            Total minimum lease payments                                    $  72,867
            Less amount representing
              interest                                                        (13,073)

            Present value of minimum lease
              payments                                                         59,794

            Long-term portion                                                  42,940

            Current portion                                                 $  16,854
                                                                              =======

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 5 - Leases: (contd)

         Capital lease agreement (contd)

         Following is a summary of property held under capital lease agreement:

                                                                           1996                     1995
                                                                           ----                     ----
                  Office Equipment                                      $ 92,607                   92,607

                  Less: Accumulated
                    depreciation                                          37,043                   18,521
                                                                          ------                   ------

                                                                        $ 55,564                   74,086
                                                                          ======                   ======

         The interest rate on the capital lease agreement is 13%. The Company imputes interest based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

         Depreciation on assets held under capital leases for 1996 and 1995 was $18,522 and $18,521, respectively.

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

         Minimum future rental payments for the above noncancelable operating lease for each of the years through expiration are as follows at December 31, 1996:

                      1997                                       $ 86,704
                      1998                                         88,080
                      1999                                         58,720

         Rental expense under all operating leases was approximately $73,000 in 1996 and 1995.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 6 - Fair Value of Financial Instruments:

         Estimated fair values of the Company's significant financial instruments, all of which are held for non-trading purposes approximate their carrying amounts at December 31, 1996 and 1995. The fair values of bank line of credit and long-term debt including current portions, are based on current rates at which the Company could borrow funds with similar remaining maturities.

Note 7 - Stock Options:

         The Company has a fixed director's stock option plan. Under this plan the Company may grant up to 5,000 options per director after May 1996. The maximum term of the options is ten years and they become fully vested at the end of two years. Director's who held their position before May 1996 could receive up to 20,000 options which are fully vested upon receipt, and expire in the year 2005. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Formula. The following assumptions were made in estimating fair value for grants in 1996:

               Assumption
               ----------
               Dividend yield                                                  0%
               Risk-free interest rate                                         6.84%
               Expected life                                                   4 years
               Expected volatility                                             Less than 1%

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 7 - Stock Options: (contd)

         The Company applies APB Opinion No. 25 in accounting for its fixed stock option plan, accordingly, no compensation cost has been recognized in 1996 and 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                                          1996                      1995
                                                                          ----                      ----
                  Net income
                  ----------
                    As reported                                        $ 367,712                  176,485
                    Pro forma                                          $ 354,712                  176,485

                  Earnings per share
                  ------------------
                    As reported                                            $ .33                      .16
                    Pro forma                                              $ .31                      .16


             The following table summarizes stock option activity:

                                                                       Number of              Weighted Average
                                                                         Shares                Exercise Price
                                                                         ------                --------------
                  Outstanding as of
                  December 31, 1994                                     174,000                    $ 1.00
                                                                        -------
                  Outstanding as of
                  December 31, 1995                                     174,000                    $ 1.00

                  Granted                                                50,000                    $ 1.30

                  Exercised                                              (2,000)                   $ 1.25

                  Cancelled                                             (20,000)                   $ 1.00
                                                                        -------
                  Outstanding as of
                  December 31, 1996                                     202,000                    $ 1.07
                                                                        =======
                  Options exercisable at
                  December 31, 1996                                     194,000
                                                                        =======
                  Weighted average fair
                  value of each option
                  granted during 1996                                   $   .30
                                                                            ===

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 7 - Stock Options: (contd)

         Following is a status of the fixed options outstanding at December 31, 1996:

                                       Outstanding Options                             Exercisable Options
                                       -------------------                             -------------------
                                                     Weighted
                                                      Average       Weighted                         Weighted
                      Exercise                       Remaining      Average                          Average
                       Price                        Contractual     Exercise                         Exercise
                       Range           Number          Life          Price             Number         Price
                       -----           ------          ----          -----             ------         -----
                       $1.00          153,000         8 years        $1.00            153,000         $1.00

                       $1.25           40,000         8 years        $1.25             40,000         $1.25

                       $1.50            9,000         9 years        $1.50              1,000         $1.50


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

Note 8 - Transactions with Related Parties:

         At December 31, 1995 a former officer was indebted to Resource for $10,000 on a stock subscription receivable for 10,000 shares. These shares were included in the calculation of earnings per share. This amount was offset against a note payable due to this former officer during 1996.

         In 1996 and 1995 fees of $19,600 and $16,684 respectively, were paid to a director for services provided to the Company.

         Notes receivable and accrued interest totalling $3,350 and $4,896 were due from a shareholder/director at December 31, 1996 and 1995, respectively.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 8 - Transactions with Related Parties: (contd)

         In December 1996 the Company agreed to lend up to $59,000 to an entity owned by certain shareholders. At December 31, 1996 the outstanding balance was $45,000 with $5,900 in other current assets and $39,100 in other non-current assets. Interest is computed on the outstanding principal amount at a rate of bank prime plus 1.25%. Principal repayment is $5,900 per year for 1997, 1998 and 1999. The remaining balance is due in 2000.

         Notes payable totalling $87,500 were due to two shareholders/directors at December 31, 1995. The amounts were repaid during 1996. Interest on these unsecured demand notes ranged from 8.25% to 12%. Interest of $4,750 and $13,497 was paid in 1996 and 1995, respectively.

         A director of the Company served as legal counsel for the Company through July 31, 1995, for which an expense of $61,000 was incurred during 1995. At December 31, 1996 and 1995, other current assets contains $6,383 and $12,929 for legal fees advanced to this director.

Note 9 - Significant Customers and Industry Concentration:

         A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. One of the Company's customers accounted for 14% of sales in 1996 and 4% of the accounts receivable balance at December 31, 1996. No one customer comprised 10% or more of 1995 sales.

         Generally, the Company performs ongoing credit evaluation of its customers' financial condition and on occasion requires advance deposits with orders.

Note 10 - Deferred Compensation Plans:

         In 1996 the Company entered into individual deferred compensation contracts with several key employees. The Company has invested in corporate-owned variable annuity investments to fund these agreements. The deferred compensation benefits do not vest until the employee has completed either nine or ten years of service from the contract date. The deferred compensation expense recognized was $6,366 in 1996.

                          RESOURCE GENERAL CORPORATION

                         Notes to Financial Statements
                                    (contd)

Note 11 - Profit-Sharing Plan:

         The Company sponsors a profit-sharing plan covering employees completing at least six months of service, working at least 1,000 annual hours, and having attained the age of 21. Contributions to the plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code Section 401(k). Profit-sharing expense was $44,500 in 1996, and $30,000 in 1995.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement (page 11, "Election of Directors" and page 24, "Section 16(a) Beneficial Ownership Reporting Compliance") relating to the 1997 Annual Meeting of Shareholders filed not later than March 21, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement (page 23, "Compensation of Management") relating to the 1997 Annual Meeting of Shareholders filed not later than March 21, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement (page 19, "Security Ownership of Principal Shareholders, Directors, Nominees and Executive Officers") relating to the 1997 Annual Meeting of Shareholders filed not later than March 21, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement (page 24, "Certain Relationships and Related Transactions") relating to the 1997 Annual Meeting of Shareholders filed not later than March 21, 1997.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      LIST OF EXHIBITS
                  ----------------

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

                  (10) Material Contracts. See Bank Lending Agreement (Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996).

                  (27)  Financial Data Schedule

                           (27.1)  Financial Data Schedule (submitted
                                   electronically for SEC information only)

         (b) REPORTS ON FORM 8-K: There were no reports on Form 8-K filed during the fourth quarter of 1996.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RESOURCE GENERAL CORPORATION

March 11, 1997        by:     \s\ Charles T. Sherman
--------------                 ----------------------
                               Charles T. Sherman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    DATE                      SIGNATURE AND CAPACITY
    ----                      ----------------------

March 11, 1997        by:     \s\ Charles T. Sherman
--------------                ----------------------
                              Charles T. Sherman, President and Director

March 11, 1997        by:     \s\ Bob Binsky
--------------                ----------------------
                              Bob Binsky, Director

March 11, 1997        by:     \s\ Alida Breen
--------------                ----------------------
                              Alida Breen, Director

March 11, 1997        by:     \s\ David H. Montgomery
--------------                ----------------------
                              David H. Montgomery, Director

March 11, 1997        by:     \s\ Terry L. Sanborn
--------------                ----------------------
                              Terry L. Sanborn, Director

March 11, 1997        by:     \s\ Theodore P. Schwartz
--------------                ----------------------
                              Theodore P. Schwartz, Director
                              and Vice Pres. of Sales

March 11, 1997        by:     \s\ Michael W. Gardner
--------------                ----------------------
                              Michael W. Gardner, Director
                              and Vice Pres. of Operations