Form 10QSB
period 1997-03-31
PH GROUP INC
filed 1997-05-14
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------
                                   FORM 10-QSB
           ----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997         Comm. File No.   0-8115

                                 PH GROUP INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Ohio                                                31-0737351
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                      43204
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  X   NO ___                       (2)  YES  X   NO ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,102,820 common shares, without par value, outstanding as of March 31, 1997.

                                 PH GROUP INC.

                                      INDEX

Part I.  Financial Information                                                   Page No.


         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets for March 31, 1997                 3 and 4
                  and December 31, 1996

                  Consolidated Statement of Income for the three                 5
                  months ended March 31, 1997 and March 31, 1996

                  Consolidated Statement of Cash Flows for the                   6
                  three months ended March 31, 1997 and
                  March 31, 1996

                  Notes to Consolidated Financial Statements                     7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  8 and 9


Part II. Other Information

         Item 2.  Changes in Securities                                         10 and 11

         Item 4.  Submissions of Matters to a Vote of Security Holders          11 and 12

         Item 5.  Other Information                                             12 and 13

         Item 6.  Exhibits and Reports on Form 8-K                              13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                           MARCH 31            DEC. 31
ASSETS                                                       1997                1996
                                                          -----------        -----------
Current Assets
Cash                                                      $       500        $   116,449
Accounts Receivable                                       $ 2,003,560        $ 2,135,276
Inventories                                               $ 1,293,363        $   764,989
Deferred Income Taxes                                     $    50,200        $    50,200
Other Current Assets                                      $   182,090        $    88,885
                                                          -----------        -----------

      Total Current Assets                                $ 3,529,712        $ 3,155,799
                                                          -----------        -----------

Property and Equipment, at cost
      Office Equipment                                    $   429,031        $   407,656
      Manufacturing equipment                             $   975,313        $   956,140
      Leasehold improvements                              $   264,018        $   255,518
      Vehicles                                            $   132,934        $   132,934
                                                          -----------        -----------
                                                          $ 1,801,296        $ 1,752,248

      Less: Accumulated Depreciation & Amortization       $  (975,084)       $  (927,879)
                                                          -----------        -----------
Net Property and Equipment                                $   826,212        $   824,369
                                                          -----------        -----------

Other Non-Current Assets
Inventory, Longterm Portion                               $    39,000        $    39,000
Oil & Gas Royalty Interests, Net of Amort.                $     1,754        $     4,004
Land Held for Investment                                  $   170,170        $   169,720
Goodwill, net (Note 3)                                    $    76,247        $    83,178
Other noncurrent assets                                   $   111,049        $   102,276
                                                          -----------        -----------
      Total Other Non-Current Assets                      $   398,220        $   398,178
                                                          -----------        -----------

TOTAL ASSETS                                              $ 4,754,144        $ 4,378,346
                                                          ===========        ===========

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                          MARCH 31            DEC. 31
LIABILITIES                                                 1997               1996
                                                         -----------        -----------
Accounts Payable                                         $ 1,509,886        $   735,530
Bank Line of Credit                                      $   968,849        $ 1,157,849
Current Portion of Long-Term Debt                        $   142,940        $   141,877
Current Portion of Capital Lease Oblig.                  $    17,407        $    16,854
Income Tax Payable                                       $    10,240        $    23,500
Accrued Expenses and Taxes                               $   379,838        $   494,823
Advance Billings                                         $   112,172        $   249,049
                                                         -----------        -----------
      Total Current Liabilities                          $ 3,141,332        $ 2,819,482
                                                         -----------        -----------

Noncurrent liabilities, all less current portions:
      Notes payable to bank                              $   269,867        $   296,247
      Capital Lease Obligations                          $    38,376        $    42,940
      Other long-term installment notes                  $    67,526        $    77,434
      Deferred compensation                              $    10,185        $     6,366
      Deferred income taxes                              $    10,200        $    10,200
                                                         -----------        -----------

      Total noncurrent liabilities                       $   396,153        $   433,187
                                                         -----------        -----------

      Total liabilities                                  $ 3,537,486        $ 3,252,669
                                                         -----------        -----------


Shareholders' Equity

Common stock, no par value, authorized,
stated value of $.01; 1,102,820 shares
issued and outstanding                                   $    11,078        $    10,878
Additional Paid In Capital                               $ 1,258,823        $ 1,239,023
Retained Earnings (Loss), Prior Years                    $  (124,224)       $  (491,936)
Current Year Earnings (Loss)                             $    70,981        $   367,712
                                                         -----------        -----------

Total Shareholders' Equity                               $ 1,216,658        $ 1,125,677


TOTAL LIABILITIES AND EQUITY                             $ 4,754,144        $ 4,378,346
                                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                    1997               1996
                                                 -----------        -----------
NET SALES                                        $ 2,297,708        $ 1,796,415

Cost of Goods Sold                               $ 1,641,496        $ 1,248,024
                                                 -----------        -----------

Gross Margin                                     $   656,212        $   548,392

Selling, General and
and Administrative Expense                       $   532,826        $   384,985
                                                 -----------        -----------

Operating Income (Loss)                          $   123,386        $   163,407
                                                 -----------        -----------

Other Income (Expense)
      Interest Income                            $       418        $       340
      Interest(Expense)                          $   (33,302)       $   (33,324)
      Oil & Gas Royalties, After Amort           $    (1,521)       $    (1,088)
      Other                                      $         0        $    (1,113)
                                                 -----------        -----------

Total Other Income (Expense)                     $   (34,405)       $   (35,185)
                                                 -----------        -----------

Income Before Income Taxes                       $    88,981        $   128,222


Minority Interest                                $         0        $         0
Provision for Taxes                              $    18,000        $         0
                                                 -----------        -----------
NET INCOME                                            70,981            128,222
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF                         1,102,820          1,085,820
SHARES OUTSTANDING

Income (Loss) per Common Share:
   Income (Loss) before extraordinary            $      0.06        $      0.12
                                                 -----------        -----------
EARNINGS (LOSS)
    PER COMMON SHARE                             $      0.06        $      0.12
                                                 ===========        ===========

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              1997             1996
                                                            ---------        ---------
Cash Flow From Operating Activities
Net Income (Loss)                                              70,981        $ 128,222
  Adjustments to Reconcile Net Income to Net Cash
      Depreciation and Amortization                         $  56,386        $  52,571
      Loss (Gain) on sale of property and equipment         $       0        $   1,113

Changes in certain assets and liabilities
      Decrease (Increase) in Accounts Receivable            $ 131,716        $(468,916)
      Decrease (Increase) in Inventory                      $(528,374)       $(314,822)
      Decrease (Increase) in Other Current Assets           $ (93,205)       $ (21,425)
      Decrease (Increase) in Other Non Current Assets       $  (8,773)       $  22,919
      Increase (Decrease) in Accounts Payable               $ 774,357        $ 196,053
      Increase (Decrease) in Income Tax Payable             $ (13,260)       $  (5,000)
      Increase (Decrease) in Deferred Income Taxes          $       0        $  (2,100)
      Increase (Decrease) in Deferred Compensation          $   3,819        $       0
      Increase (Decrease) in Accrued Exp and Taxes          $(114,985)       $(169,899)
      Increase (Decrease) in Advanced Billings              $(136,877)       $  36,292
                                                            ---------        ---------

Net Cash Provided By Operating Activities                   $ 141,785        $(544,992)
                                                            ---------        ---------

Cash Flows from Investing Activities
      Proceeds from sale of equipment                       $       0        $       0
      Capital expenditures for property and equipment       $ (49,048)       $ (35,180)
      (Increase) Decrease in other long term assets         $       0        $       0
      (Increase) Decrease in Other Investments              $    (450)       $       0
                                                            ---------        ---------

Net Cash Used In Investing Activities                       $ (49,498)       $ (35,180)
                                                            ---------        ---------

Cash Flows from Financing Activities
      Principal Payments of Debt Obligations                $ (39,236)       $ (36,450)
      Change in Line of Credit, net                         $(189,000)       $ 505,000
      Proceeds from Notes Payable                           $       0        $  22,184
      Repayment of advances from directors                  $       0        $ (27,500)
      Proceeds from issuance of Common Stock                $  20,000        $       0
                                                            ---------        ---------

Net Cash Used In Financing Activities                       $(208,236)       $ 463,234
                                                            ---------        ---------

Net Increase (Decrease) in Cash                             $(115,949)       $(116,938)
Cash, Beginning of Period                                   $ 116,449        $ 122,746
                                                            ---------        ---------

CASH, END OF PERIOD                                         $     500        $   5,808
                                                            =========        =========

Resource General (now known as PH Group Inc.) and its Subsidiaries paid $25,879 in cash for interest expense in 1997 and $33,324 in 1996.

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

The accounting policies followed by PH Group Inc. (the Company), are set forth in Note 2 to the financial statements in the Company's 1995 FORM 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the whole year.


Note 2. Inventories

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at March 31, 1997 and December 31, 1996 were as follows.


                                     March 31, 1997           Dec. 31, 1996
                                       ----------               ----------
      Raw Materials                    $  425,673               $  346,364
      Work In Process                     906,690                  457,623
      Finished Goods                            0                        0
                                       ----------               ----------
      Inventory included
      in Current Assets                $1,332,363               $  803,987
                                       ----------               ----------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

PART I - FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

The Company had record shipments and new orders for the first quarter of the year. Net sales increased from $1.7 million in 1996 to $2.2 million in 1997. This 29% increase in sales was a result of starting the year with a record backlog of $3.3 million, most of which was shipped in the first quarter. Continuing growth of sales of Trueblood machines also acted as a catalyst for the sales increase in the first quarter. Shipments of Trueblood machines increased 31% over the first quarter in 1996 and 64.5% over the first quarter in 1995.

In 1996 the Company set a record for new orders of $9.3 million. Hydraulic press orders for the year were $5.4 million and Trueblood orders were $3.9 million. In the first quarter of 1997 the Company had a record of $6.0 million or 64.5% of all 1996 new orders. The majority of the increase came from Trueblood orders of $4.5 million. Trueblood orders for the first quarter have exceeded all of Trueblood's 1996 orders. Due to the significant increase of Trueblood orders and the historical stability of hydraulic press orders, the Company believes that it should receive new orders in excess of $13 million. In other words, the Company believes that it will double new orders in 1997 over 1996.

At the end of the first quarter the Company had shipments and backlog numbers of $8.8 million. Consequently, the Company has increased its projected sales for the year to $12.5 million. The Company would have to average $617,000 in new orders, per month, from April through September to reach a backlog that will generate $3.7 million in new orders that can be shipped during the year. Generally, orders received after September are not shipped until the following year.

The Company's gross profit as a percent of sales decreased to 28.6% for the first quarter of 1997 from 30.5% in 1996. To remain competitive in the local labor market the company increased all of its labor rates. As a result the average labor rate increased from $9.85 to $10.12 per hour which, in turn, raised the labor cost as a percent of sales from 13.8% in 1996 to 20.0% in 1997. Gross profit as a percent of sales was further reduced by a $7,500 increase in engineering salaries and shop supplies increased by 17.4% over the same period in 1996.

The gross profit decline was primarily in the hydraulic press line. Gross profit was reduced to 28.5% in the first quarter in 1997 from 38.5% in the first quarter in 1996. The Company has identified four customers who represented 24% of the first quarter sales but had gross profit margins of only 14%. The Company is increasing the sales price on all future orders for these customers.

Gross margins on the Trueblood product line increased from 24.9% to 32.4% from the first quarter 1996 to the first quarter 1997.

Salary, General and Administrative costs increased form $385,000 or 21.4% of sales in the first quarter 1996 to $532,000 or 23% of sales in the first quarter 1997. The major increase in SG&A costs were in salaries, taxes and benefits which increased to $347,000 from $273,000. Starting in the third quarter of 1996 a number of employees were added in anticipation of increased sales in 1997. However, as a percent of sales, salaries, taxes and benefits remained at 15.1% of sales.

The Company is preparing to attend the National Plastics Exposition, a tradeshow that is designed to attract attendees who are purchasing plastic material and machinery. The Company has increased its advertising and promotion expense to generate awareness of its Trueblood product line. The Company's advertising, travel and entertainment expense increased by 85% to $40,601 for the quarter as opposed to $21,910 in 1996's first quarter. Management expects to gain considerable sales for the Trueblood product line from attendees at the show.

The Company increased its professional fees from $31,000 the first quarter 1996 to $65,000 in 1997. This 110% increase was caused by increased expenses in 1997 for the annual meeting and annual report. Also, these expenses along with audit fees were incurred earlier in the year than in prior years due to the annual meeting taking place much sooner than in the past. The Company completed its annual meeting in April when in previous years the meeting was held in May or later months.

In previous years, the Company had expensed bonus and 401(k) contributions in the fourth quarter of the year or into the next fiscal year. In 1997, the Company is expensing these costs over the full year based on projections at the start of the year. In the first quarter the Company expensed $25,000 of potential bonus and 401(k) contributions.

Operating profit in the first quarter 1997 was reduced to $123,386 or 5.4% of sales from $163,407 or 9.1% of sales in 1996's first quarter. Increased labor rates, business promotion and professional fees, and salary increases contributed to the decreased profit from operations. However, these expenses are expected to decrease as a percent of sales in the remainder of the year.

Despite increased sales interest expense remained level with last year's first quarter.

In 1996 the Company was able to use its NOL carryforward and therefore did not have to incur any federal tax liability for first quarter 1996. However, because the Company has used all of the NOL due to profitability, it incurred an $18,000 tax expense for the first quarter 1997.

Net income for the first quarter decreased 45% when compared to the first quarter in 1996. The Company believes that it will quickly add profit during the next two quarters due to reductions of the first quarter's professional fees, plus scheduled shipments in excess of $3.0 million each quarter which will substantially increase profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continued to improve. Working capital increased to $388,000 at the end of the quarter 1997 from $336,000 at the end of the year 1996. Continued profitability in the first quarter reduced long term debt as a percent of assets from 9.9% at year end 1996 to 8.3% at the end of the first quarter 1997.

To fund a significant projected increase in business and an acquisition the Company increased its line of credit from $1.75 million to $2.5 million in addition to a $600,000 short term loan. In addition, the Company, at its annual meeting, increased its authorized shares from 3.4 million to 10.0 million. This increase in shares will allow the Company the flexibility of issuing additional shares to the public to increase the equity of the Company. Management and the Company's Board will investigate. The increased borrowing capability under the expanded line of credit plus cash generated from operations is more than sufficient to handle the increased sales activity, operating costs, debt payments and capital expenditures.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

         (a) Instruments Defining the Rights of Shareholders. At the 1997 Annual Meeting of the Company held on April 22, 1997 (the "Annual Meeting"), the shareholders approved certain amendments to the Company's Articles of Incorporation (the "Articles") and Code of Regulations (the "Regulations") which affect the rights of shareholders. The general effect of the amendments is summarized below.

                  (i) Elimination of Cumulative Voting. The shareholders approved amendments to the Articles and the Regulations to eliminate cumulative voting. Shareholders are no longer permitted to cumulate votes in the election of directors.

                  (ii) Increase in Authorized Shares. The shareholders approved an amendment to the Articles to increase the authorized number of shares of common stock of the Company from 3,412,000 to 10,000,000. The increase does not alter the rights of the outstanding shares. The additional authorized shares will, if and when issued, have the same rights as the currently authorized shares. It is not possible to describe the actual effect of the authorization of additional shares upon the rights of current shareholders until the Board of Directors, if ever, issues such additional shares. However, such effects might include dilution of the voting power of the outstanding shares and the dilution of earnings per share and book value per share of existing shares.

                  (iii) Staggered Board of Directors. The shareholders approved an amendment to the Regulations to divide the Board of Directors from three classes into two classes, permit the Board to determine the number of directors who serve on the Board and establish a retirement age for directors. The amendment has the effect of shortening the term for directors from three years to two years and results in a higher number of directors being up for election each year. The Board of Directors can now increase or decrease the number of directors serving on the Board which could previously be done only by the shareholders. Further, as a result of the amendment, directors will not be eligible for reelection to the Board upon reaching the age of 67.

                  (iv) Ohio Control Share Acquisition Act. The shareholders approved an amendment to the Articles to eliminate the applicability of the Ohio Control Share Acquisition Act. The Ohio Control Share Acquisition Act generally requires persons acquiring large portions of a public corporation's stock to first obtain the shareholders' approval of the acquisition. Shareholder approval will no longer be required for certain acquisitions of the Company's shares.

         (b) Not applicable.

         (c) Recent Issuance of Unregistered Securities. 100,000 shares of the Company's common stock were issued on April 30, 1997, to St. Lawrence Press Company, Inc. in connection with the acquisition reported under Item 5 below. See Item 5 for a description of the transaction and the type and amount of consideration received for the stock. The Company relied on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder in order to exempt the shares from registration under the Securities Act. For information purposes, the Company provided to St. Lawrence a copy of its annual report to shareholders for the most recent fiscal year, the definitive proxy statement filed in connection therewith, and all reports filed with the Securities and Exchange Commission during 1996. St. Lawrence was given an opportunity to ask questions and receive answers concerning their investment in the Company and was advised of the limitations on resale imposed on the stock. Given that St. Lawrence was in the same line of business of the Company and the experience of the officers, board of directors and shareholders of St. Lawrence, the Company believed that St. Lawrence had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of accepting stock as a portion of the purchase price and thereby investing in the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of the shareholders of the Company was held on April 22, 1997.

         (b) In connection with reclassifying the Board of Directors as discussed in Item 2 above, all of the then serving directors resigned prior to the Annual Meeting. Alida Breen and Charles T. Sherman were re-elected for one year terms to expire in 1998. David H. Montgomery was newly elected for a one year term to expire in 1998. Bob Binsky, Michael W. Gardner, Terry L. Sanborn and Theodore P. Schwartz were re-elected for two year terms to expire in 1999.

         (c) The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

                  (i) The shareholders voted 723,388 shares in favor, 7,088 shares against, and withheld authority on 9,570 votes with respect to amending the Articles and Regulations to eliminate cumulative voting.

                  (ii) The shareholders voted 792,742 shares in favor, 11,860 shares against, and withheld authority on 4,670 votes with respect to amending the Articles to increase the authorized number of shares of common stock from 3,412,000 to 10,000,000.

                  (iii) The shareholders voted 724,204 shares in favor, 11,588 shares against, and withheld authority on 5,720 votes with respect to amending the Regulations to divide the Board of Directors into two classes, permit the Board to determine the number of directors who serve on the Board and establish a retirement age for directors.

                  (iv) The shareholders voted 798,802 shares in favor, 4,150 shares against, and withheld authority on 5,970 votes with respect to amending the Articles to change the name of the Company to PH Group Inc.

                  (v) The shareholders voted 718,613 shares in favor, 7,080 shares against, and withheld authority on 11,986 votes with respect to amending the Articles to eliminate the applicability of the Ohio Control Share Acquisition Act.

                  (vi) The shareholders voted as follows with respect to the election of directors:


                                       Shares in Favor      Withheld Authority
        Alida L. Breen                     805,452                 3,820
        David H. Montgomery                805,292                 3,980
        Charles T. Sherman                 805,952                 3,320
        Bob Binsky                         807,392                 1,880
        Michael W. Gardner                 787,392                21,880
        Terry L. Sanborn                   807,392                 1,880
        Theodore P. Schwartz               787,392                21,880

         (vii) The shareholders voted 701,947 shares in favor, 29,990 shares against, and withheld authority on 8,254 votes with respect to terminating the Company's existing Employees' Incentive Stock Option Plan and approving the 1997 Stock Incentive Plan of the Company.


ITEM 5. OTHER INFORMATION.

         (a) Effective May 1, 1997, the Company acquired a substantial portion of the assets of St. Lawrence Press Company, Inc., a Michigan corporation ("St. Lawrence"), pursuant to an asset purchase agreement between the Company and St. Lawrence. In consideration for the assets purchased, for St. Lawrence entering into a Consulting Agreement and for St. Lawrence and certain individual persons affiliated with St. Lawrence entering into covenants not to compete, the Company paid or agreed to pay St. Lawrence a purchase price consisting of a cash component, a stock component and a contingent earnout component.

         Cash Component. On April 30, 1997, the Company paid St. Lawrence $250,000 plus $77,000 for inventory, $237,635 for equipment and other tangible personal property, $8,877 for certain prepaids and deposits related to the Business, and $23,500 for the value of the labor and materials expended by St. Lawrence on certain work in progress purchased by the Company. From that amount ($597,012), the following amounts were deducted: (i) the value of the trade payables of St. Lawrence that were assumed by the Company, $252,235, and (ii) the amount of the customer deposits previously received by St. Lawrence on the work in progress purchased by the Company, $443,949, resulting in a net amount of $99,172 due from St. Lawrence to the Company. St. Lawrence gave the Company a promissory note in the amount of $99,172 which is due to be repaid in full from accounts receivable generated from certain work in progress not purchased but to be completed by the Company for St. Lawrence and in no event later than December 31, 1997. Inventory was purchased at the lower of cost or market and equipment and other tangible personal property was purchased at appraised value. The Company based its purchase price on the engineering reputation of St. Lawrence and the diversification of its product line. Management feels that the St. Lawrence product line will provide the vehicle to enter into the appliance and cylinder industries. These industries will provide a counterbalance to the automotive industry. Also, the St. Lawrence manufacturing facility will alleviate the tight manufacturing space at the Company's Columbus location.

         Stock Component. The Company issued 100,000 shares of its common stock to St. Lawrence. The stock will be held by the Company as security for St. Lawrence's obligations under the asset purchase agreement. The Company will release to St. Lawrence 25,000 shares on April 30 in the years 1998, 1999, 2000 and 2001.

         Contingent Earn Out Component. The Company will pay to St. Lawrence a sum equal to 5% of the Company's gross sales price on orders received for eligible product in excess of $2,500,000 during the following respective periods: May 1, 1997 - April 30, 1998, and May 1, 1998 - April 30, 1999. In
addition, the Company will pay to St. Lawrence a sum equal to 5% of the Company's gross sales price on orders received for eligible product in excess of $3,000,000 during the following respective periods: May 1, 1999 - April 30, 2000, and May 1, 2000 - April 30, 2001. Eligible product consists of (i) all hydraulic presses rebuilt or sold to any of the customers that are traditional customers of St. Lawrence, (ii) certain presses of the Company manufactured at the facility leased by St. Lawrence to the Company, and (iii) any hydraulic press customarily manufactured or rebuilt by St. Lawrence. The minimum earnout payment for any one year period is $50,000 and the maximum is $200,000.

         (b) Prior to the acquisition, St. Lawrence was engaged in the business of the production, development and sale of various multi-ton hydraulic, compression and deep draw presses (the "Business"). The Company acquired certain inventory and office and manufacturing equipment and all customer lists, know-how and other intangibles related to the Business. The Company will continue to use the purchased assets in the Business and in the manufacture of its line of PH Hydraulics(TM) presses and Trueblood(TM)plastic injection molding machines.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

                  (2) Plan of Acquisition

                           2.1. Asset Purchase Agreement as executed on April 30, 1997.

                  (3) Articles of Incorporation and Bylaws

                           3.1. Amended and Restated Articles of Incorporation of the Company effective April 28, 1997

                           3.2. Amended and Restated Code of Regulations effective April 22, 1997


                  (4) Instruments Defining the Rights of Security-Holders,
                      Including Indentures

                           4.1 See Articles III, IV, V and VI of the Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1).

                           4.2 See Article I, Sections 1(F), 2 and 3 of Article II, Article IV and Sections 1 and 3 of Article V of the Amended and Restated Code of Regulations of the Company (See Exhibit 3.2).

                  (27)  Financial Data Schedule

                           27.1 Financial Data Schedule (submitted
                           electronically for SEC information only).


                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    PH GROUP INC.
                                    AN OHIO CORPORATION


DATE: MAY 15, 1997                  BY: /s/ CHARLES T. SHERMAN
                                       ---------------------------------
                                            CHARLES T. SHERMAN
                                            PRESIDENT

                                  EXHIBIT INDEX


Exhibit Number      Description                                                 Page #
--------------      -----------                                                 ------
  2                 Plan of Acquisition, Reorganization, Arrangement,           15 - 52
                    Liquidation, or Succession

3.1                 Amended and Restated Articles of Incorporation of
                    PH Group Inc.                                               53 - 55

3.2                 Amended and Restated Code of  Regulations                   56 - 61

27                  Financial Data Schedule                                filed electronically