Form 10QSB
period 1997-06-30
PH GROUP INC
filed 1997-08-13
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------
                                   FORM 10-QSB
           ----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997             Comm. File No.   0-8115

                                 PH GROUP, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                                                 31-0737351
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                          43204
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)      YES  X   NO____                        (2)      YES  X   NO____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,130,520 common shares, without par value, outstanding as of June 30, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              JUNE 30           DEC. 31
ASSETS                                                         1997               1996
                                                           -----------        -----------
Current Assets
Cash                                                       $    32,268        $   116,449
Accounts Receivable                                        $ 3,499,456        $ 2,135,276
Inventories                                                $ 3,047,384        $   764,989
Deferred Income Taxes                                      $    50,200        $    50,200
Other Current Assets                                       $   449,424        $    88,885
                                                           -----------        -----------

       Total Current Assets                                $ 7,078,731        $ 3,155,799
                                                           -----------        -----------

Property and Equipment, at cost
       Office Equipment                                    $   520,238        $   407,656
       Manufacturing equipment                             $ 1,025,767        $   956,140
       Leasehold improvements                              $   265,564        $   255,518
       Vehicles                                            $   165,687        $   132,934
                                                           -----------        -----------
                                                           $ 1,977,256        $ 1,752,248

       Less: Accumulated Depreciation & Amortization       ($  995,647)       ($  927,879)
                                                           -----------        -----------
Net Property and Equipment                                 $   981,609        $   824,369
                                                           -----------        -----------

Other Non-Current Assets
Inventory, Long-term Portion                               $    39,000        $    39,000
Oil & Gas Royalty Interests, Net of Amort.                 $         0        $     4,004
Land Held for Investment                                   $   170,170        $   169,720
Goodwill, net (Note 3)                                     $   514,315        $    83,178
Other noncurrent assets                                    $   124,633        $   102,276
                                                           -----------        -----------
       Total Other Non-Current Assets                      $   848,118        $   398,178
                                                           -----------        -----------

TOTAL ASSETS                                               $ 8,908,458        $ 4,378,346
                                                           ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                          JUNE 30             DEC. 31
LIABILITIES                                                  1997               1996
                                                         -----------        -----------
Accounts Payable                                         $ 2,388,107        $   735,530
Bank Line of Credit                                      $ 2,476,549        $ 1,157,849
Current Portion of Long-Term Debt                        $   743,476        $   141,877
Current Portion of Capital Lease Oblig.                  $    17,977        $    16,854
Income Tax Payable                                       $     6,655        $    23,500
Accrued Expenses and Taxes                               $   346,771        $   494,823
Advance Billings                                         $   831,681        $   249,049
                                                         -----------        -----------
       Total Current Liabilities                         $ 6,811,216        $ 2,819,482
                                                         -----------        -----------

Noncurrent liabilities, all less current portions:
       Notes payable to bank                             $   243,463        $   296,247
       Capital Lease Obligations                         $    33,662        $    42,940
       Other long-term installment notes                 $    58,047        $    77,434
       Deferred compensation                             $    14,005        $     6,366
       Deferred income taxes                             $    10,200        $    10,200
                                                         -----------        -----------

       Total noncurrent liabilities                      $   359,376        $   433,187
                                                         -----------        -----------

       Total liabilities                                 $ 7,170,592        $ 3,252,669
                                                         -----------        -----------

Redeemable Common Stock                                  $   312,500        $         0
                                                         -----------        -----------


Shareholders' Equity

Common stock, no par value, authorized,
stated value of $.01; 1,130,520 shares
issued and outstanding                                   $    11,078        $    10,878
Additional Paid In Capital                               $ 1,258,823        $ 1,239,023
Retained Earnings (Loss), Prior Years                    ($  124,224)       ($  491,936)
Current Year Earnings (Loss)                             $   279,689        $   367,712
                                                         -----------        -----------

Total Shareholders' Equity                               $ 1,425,366        $ 1,125,677



TOTAL LIABILITIES AND EQUITY                             $ 8,908,458        $ 4,378,346
                                                         ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30                               JUNE 30
                                                  1997               1996               1997               1996
                                               -----------        -----------        -----------        -----------
NET SALES                                      $ 3,069,482        $ 2,072,970        $ 5,367,190        $ 3,869,385

Cost of Goods Sold                             $ 2,062,056        $ 1,728,804        $ 3,703,552        $ 2,872,454
                                               -----------        -----------        -----------        -----------

Gross Margin                                   $ 1,007,426        $   344,166        $ 1,663,638        $   996,932

Selling, General and
and Administrative Expense                     $   735,182        $   328,856        $ 1,268,008        $   818,215
                                               -----------        -----------        -----------        -----------

Operating Income (Loss)                        $   272,244        $    15,310        $   395,630        $   178,717
                                               -----------        -----------        -----------        -----------

Other Income (Expense)
       Interest Income                         $     2,187        $        47        $     2,605        $       387
       Interest(Expense)                       ($   42,639)       ($   44,209)       $   (75,941)       $   (77,533)
       Oil & Gas Royalties, After Amort.       ($    1,200)       $    11,320        $    (2,721)       $    10,232
       Other                                   $    11,115        $       150        $    11,115        $      (963)
                                               -----------        -----------        -----------        -----------

Total Other Income (Expense)                   ($   30,537)       ($   32,692)       ($   64,942)       ($   67,877)
                                               -----------        -----------        -----------        -----------

Income Before Income Taxes                     $   241,707        ($   17,382)       $   330,688        $   110,840


Minority Interest                              $         0        $         0        $         0        $         0
Provision for Taxes                            $    33,000        $         0        $    51,000        $         0

                                               -----------        -----------        -----------        -----------
NET INCOME                                         208,707            (17,382)           279,688            110,840
                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF                       1,130,520          1,085,820          1,130,520          1,085,820
SHARES OUTSTANDING

Income (Loss) per Common Share:
   Income (Loss) before extraordinary          $      0.18        ($     0.02)       $      0.25        $      0.10

EARNINGS (LOSS)
                                               -----------        -----------        -----------        -----------
    PER COMMON SHARE                           $      0.18        ($     0.02)       $      0.25        $      0.10
                                               ===========        ===========        ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                                1997             1996
                                                             -----------        ---------
Cash Flow From Operating Activities
Net Income (Loss)                                            $   279,688        $ 110,840
  Adjustments to Reconcile Net Income to Net Cash
       Depreciation and Amortization                         $   123,970        $ 104,692
       Loss (Gain) on sale of property and equipment         ($   11,115)       $   1,113

Changes in certain assets and liabilities
       Decrease (Increase) in Accounts Receivable            ($1,364,180)       ($983,608)
       Decrease (Increase) in Inventory                      ($2,181,895)       ($322,644)
       Decrease (Increase) in Other Current Assets           ($  139,987)       ($ 24,191)
       Decrease (Increase) in Other Non Current Assets       ($   22,357)       $  23,250
       Increase (Decrease) in Accounts Payable               $ 1,400,342        $ 313,341
       Increase (Decrease) in Income Tax Payable             ($   16,845)       ($  5,000)
       Increase (Decrease) in Deferred Income Taxes          $         0        ($  2,100)
       Increase (Decrease) in Deferred Compensation          $     7,639        $       0
       Increase (Decrease) in Accrued Exp and Taxes          ($  148,052)       ($182,607)
       Increase (Decrease) in Advanced Billings              $   138,683        $  97,824
                                                             -----------        ---------

Net Cash Provided By Operating Activities                    ($1,934,109)       ($869,090)
                                                             -----------        ---------

Cash Flows from Investing Activities
       Proceeds from sale of equipment                       $   148,436        $       0
       Capital expenditures for property and equipment       ($  158,031)       ($ 51,584)
       (Increase) Decrease in other long term assets         $         0        $       0
       (Increase) Decrease in Other Investments              ($      450)       $       0
                                                             -----------        ---------

Net Cash Used In Investing Activities                        ($   10,045)       ($ 51,584)
                                                             -----------        ---------

Cash Flows from Financing Activities
       Principal Payments of Debt Obligations                ($   78,727)       ($ 51,854)
       Change in Line of Credit, net                         $ 1,318,700        $ 888,000
       Proceeds from Notes Payable                           $   600,000        $       0
       Repayment of advances from directors                  $         0        ($ 32,500)
       Proceeds from issuance of Common Stock                $    20,000        $       0
                                                             -----------        ---------

Net Cash Used In Financing Activities                        $ 1,859,973        $ 803,646
                                                             -----------        ---------

Net Increase (Decrease) in Cash                              ($   84,181)       ($117,028)
Cash, Beginning of Period                                    $   116,449        $ 122,746
                                                             -----------        ---------

CASH, END OF PERIOD                                          $    32,268        $   5,718
                                                             ===========        =========

PH Group, Inc. paid $ 72,513 in cash for interest expense in 1997 and $69,731 in 1996.


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

The accounting policies followed by PH Group, Inc. (the Company), are set forth in Note 2 to the financial statements in the Company's 1996 FORM 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the six months period ended June 30, 1997 are not necessarily indicative of the results to be expected for the whole year.


Note 2. Inventories

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at June 30, 1997 and December 31, 1996 were as follows.

                               June 30, 1997            Dec. 31, 1996
                             -----------------         ---------------
Raw Materials                    $  798,761               $346,364
Work In Process                   2,287,623                457,623
Finished Goods                            0                      0
                                 ----------               --------
Inventory included
in Current Assets                $3,086,384               $803,987
                                 ----------               --------

The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The company achieved a historical high for both shipments and revenue for the quarter. The shipments exceeded $3 million and profit exceeded $200,000. In comparison to the second quarter 1996, second quarter sales increased from $2,072,972 to 1997's $3,069,482. Net Income increased from a loss of $17,000 to a profit of $208,000.

         The first six months of the year revenues have increased from $3.8 million in 1996 to $5.3 million in 1997, an increase of 38%. Net income for the first six months of the year has increased to $279,000 from $110,000 for the same period in 1996, an increase of 152%.

         The 38% increase in sales for the year is based on the company's record backlog entering the year of $3.3 million and a record level of new orders in the first quarter. First quarter orders exceeded $6 million. The orders were mainly for Trueblood machines which are scheduled to ship primarily in the third quarter.

         The company acquired the operating assets of St. Lawrence Press, Inc., on April 29, 1997. St. Lawrence Press is a hydraulic press manufacturer whose product line differs from the PH Hydraulic press line. St. Lawrence presses are generally large in pressing tonnage and service an industry base that does not compete with PH Hydraulics. St. Lawrence customers are the commercial door, prototyping, compression molding and aircraft industries. PH Hydraulic customers are principally automotive and small assembly operations. Management expects St. Lawrence to add $2 million in sales primarily in the fourth quarter of the year. Management, as a result of the St. Lawrence acquisition and record first quarter orders, is projecting sales to increase over $14 million. This is the second time that the company has increased its revenue forecast during the year.

         Gross margin for the first six months has improved to 30.9% as opposed to 25.7% in the second quarter of 1996. This significant improvement in gross profit is due to a reduction in material costs from 48% of sales for the first two quarters in 1996 to 43.9% for the first two quarters in 1997. The reduction in material costs is a result of aggressive purchasing contracts with our major material vendors. Also contributing to the reduction in material costs was the receipt of orders from customers for duplicate machines. When the company is able to place an order for duplicate parts it is able to negotiate better pricing and delivery for the part than if a single item is ordered.

         Labor costs decreased minimally from 10.2% to 10.1% compared to the same six month period in 1996.

         Salary, General & Administrative costs increased as a percent of sales from 21.1% in the first six months of 1996 to 23.6% at the end of the second quarter in 1997. There are a number of reasons for the increases. Advertising and promotion expenses increased by $64,000. The company participated in a trade show that was used to market its Trueblood injection molding machines. Management believes that its presence at the trade show will increase the sale of Trueblood machines through 1998. These costs were not incurred in 1996, thus, the significant increase. Professional services increased by $97,000 to $142,000 for the same period in 1996. Legal fees were the major reason for the increase in professional fees. Total legal fees paid for the year are $54,000. The company made a number of changes to its operating policies at its annual meeting which needed legal opinions which caused the increase in fees. Management believes that legal expenses will decrease significantly the remainder of the year.

         Salaries increased by $117,000 for the first half of the year when compared to the same period in 1996. However, as a percent of sales, salaries decreased to 11.5% in 1997 from 13% in 1996 for the first half of each year. Management believes that by the end of the year salaries, as a percent of sales, will not exceed 10%.

         In the second quarter the company has $117,000 in SG&A expenses from its new subsidiary, St. Lawrence Press. St. Lawrence SG&A was 9% of the $1.26 million SG&A expense for the year. St. Lawrence contributed $422,000 to revenues for the quarter.

         Income from operations for the year increased by 121% from $178,000 in 1996 to $395,000 for the first two quarters of the year. In 1996 the company was able to use its NOL carryforward and, therefore, did not have to incur any federal tax liability for first and second quarters in 1996. However, because the company has used all of the NOL due to last years profitability, it incurred a $51,000 tax expense for the second quarter 1997. Net income increased by 152% from $110,000 at the end of the second quarter 1996 to $279,000 the second quarter 1997.

         The company believes that based on the second quarter profit and scheduled shipments for the remainder of the year it will substantially exceed last year's profit. In 1996 the company earned a record $367,000. In 1997 the company is forecasting profit to exceed $500,000.

LIQUIDITY & CAPITAL RESOURCES

         The company's balance sheet changed considerably with the St. Lawrence acquisition. Assets increased from $4.3 million at the end of the year 1996 to $8.9 million at the end of the second quarter 1997. The increase in assets was mainly a result of increased work in progress, goodwill and shop equipment. The company incurred liabilities of advanced billings, redeemable common stock and accounts payable.

         The company's profitability has allowed net worth to increase from $1.1 million at year end 1996 to $1.4 million at the end of the second quarter 1997. The company, for the first time since 1994, has positive retained earnings. The company started the year with a deficit retained earnings of $124,000. Earnings at the end of the second quarter gives the company $155,000 in retained earnings. At the end of fiscal year 1994 the company had a deficit retained earnings of $668,000. The last ten quarters the company has earned $823,000.

         Management continues to explore increasing the capitalization of the company. A decision will be made by the end of 1997 on the amount and sources of equity needed to fund continued growth of the company.

                           PART II - OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

                  (3)  Articles of Incorporation and Bylaws

                           3.1. Amended Articles of Incorporation of the Company as filed May 14, 1997.

                           3.2. Amended and Restated Code of Regulations as filed May 14, 1997.


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

                                         PH GROUP, INC,
                                         AN OHIO CORPORATION


DATE:  AUGUST 14, 1997                   BY: /S/ CHARLES T. SHERMAN
     ----------------------                  ----------------------
                                                 CHARLES T. SHERMAN
                                                 PRESIDENT

                                  EXHIBIT INDEX


Exhibit Number             Description                                                  Page #
--------------             -----------                                                  ------
27                         Financial Data Schedule                          filed electronically