Form 10QSB
period 1997-09-30
PH GROUP INC
filed 1997-11-12
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------
                                   FORM 10-QSB
           ----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997   Comm. File No.   0-8115
-------------------------------------------------                    ------

                                 PH GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Ohio                                           31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                      43204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877
                                                     --------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)      YES  X   NO                        (2)      YES  X       NO
            ---     -------                             ------      ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,235,020 common shares, without par value, outstanding as of September 30, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30                 SEPTEMBER 30
                                            1997             1996           1997           1996
                                           -----------    -----------    -----------    -----------

NET SALES                                  $ 4,021,315    $ 2,224,343    $ 9,388,505    $ 6,093,728
---------

Cost of Goods Sold                         $ 2,711,609    $ 1,614,411    $ 6,415,161    $ 4,486,865
                                           -----------    -----------    -----------    -----------

Gross Margin                               $ 1,309,706    $   609,932    $ 2,973,344    $ 1,606,863

Selling, General and
Administrative Expense                     $   767,173    $   433,938    $ 2,035,181    $ 1,252,153
                                           -----------    -----------    -----------    -----------

Operating Income                           $   542,533    $   175,994    $   938,163    $   354,710
                                           -----------    -----------    -----------    -----------

Other Income (Expense)
       Interest Income                     $       609    $        38    $     3,214    $       426
       Interest(Expense)                   $   (76,910)   $   (37,279)   $  (152,851)   $  (114,812)
       Oil & Gas Royalties, After Amort.   $       517    $    (1,518)   $    (2,204)   $     8,714
       Other                               $   (33,997)   $    17,524    $   (22,882)   $    16,561
                                           -----------    -----------    -----------    -----------

Total Other Income (Expense)               ($  109,781)   ($   21,235)   ($  174,723)   ($   89,111)
                                           -----------    -----------    -----------    -----------

Income Before Income Taxes                 $   432,752    $   154,759    $   763,440    $   265,599


Minority Interest                          $         0    $         0    $         0    $         0
Provision for Taxes                        $   209,000    $    30,572    $   260,000    $    30,572

                                           -----------    -----------    -----------    -----------
NET INCOME                                 $   223,752    $   124,187    $   503,440    $   235,027
-----------                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF                   1,162,186      1,085,820      1,162,186      1,085,820
SHARES OUTSTANDING

Income per Common Share:
   Income Before Extraordinary             $      0.19    $      0.11    $      0.43    $      0.22


                                           -----------    -----------    -----------    -----------
EARNINGS PER
    COMMON SHARE                           $      0.19    $      0.11    $      0.43    $      0.22
                                           ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                       SEPTEMBER 30       DEC. 31
ASSETS                                                     1997            1996
------                                                 ------------    ------------

Current Assets
--------------
Cash                                                   $      8,439    $    116,449
Accounts Receivable                                    $  4,745,263    $  2,135,276
Inventories                                            $  3,231,938    $    764,989
Deferred Income Taxes                                  $     50,200    $     50,200
Other Current Assets                                   $    274,362    $     88,885
                                                       ------------    ------------

       Total Current Assets                            $  8,310,202    $  3,155,799
                                                       ------------    ------------

Property and Equipment, at cost
       Office Equipment                                $    539,931    $    407,656
       Manufacturing Equipment                         $  1,047,463    $    956,140
       Leasehold Improvements                          $    265,564    $    255,518
       Vehicles                                        $    161,058    $    132,934
                                                       ------------    ------------
                                                       $  2,014,016    $  1,752,248

       Less: Accumulated Depreciation & Amortization   $ (1,040,628)   $   (927,879)
                                                       ------------    ------------
Net Property and Equipment                             $    973,388    $    824,369
                                                       ------------    ------------

Other Non-Current Assets
------------------------
Inventory, Longterm Portion                            $     39,000    $     39,000
Oil & Gas Royalty Interests, Net of Amort.             $          0    $      4,004
Land Held for Investment                               $    170,170    $    169,720
Goodwill, net                                          $    499,884    $     83,178
Other Noncurrent Assets                                $    368,190    $    102,276
                                                       ------------    ------------
       Total Other Non-Current Assets                  $  1,077,244    $    398,178
                                                       ------------    ------------

TOTAL ASSETS                                           $ 10,360,834    $  4,378,346
================                                       ============    ============

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                      SEPTEMBER 30           DEC. 31
LIABILITIES                                               1997                 1996
-----------                                           ------------        ------------

Accounts Payable                                      $  2,518,505        $    735,530
Bank Line of Credit                                   $  1,823,049        $  1,157,849
Current Portion of Long-Term Debt                     $    194,020        $    141,877
Current Portion of Capital Lease Oblig.               $     18,567        $     16,854
Income Taxes Payable                                  $    202,191        $     23,500
Accrued Expenses and Taxes                            $    266,924        $    494,823
Advance Billings                                      $  2,412,200        $    249,049
                                                      ------------        ------------
       Total Current Liabilities                      $  7,435,456        $  2,819,482
                                                      ------------        ------------

Noncurrent Liabilities, all less Current Portions:
       Notes Payable to Bank                          $    767,030        $    296,247
       Capital Lease Obligations                      $     28,792        $     42,940
       Other Long-Term Installment Notes              $    118,415        $     77,434
       Deferred Compensation                          $     17,824        $      6,366
       Deferred Income Taxes                          $     10,200        $     10,200
                                                      ------------        ------------

       Total Noncurrent Liabilities                   $    942,261        $    433,187
                                                      ------------        ------------

       Total Liabilities                              $  8,377,717        $  3,252,669
                                                      ------------        ------------

Redeemable Common Stock                               $    312,500        $          0
                                                      ------------        ------------


Shareholders' Equity
--------------------

Common Stock, no par value, authorized,
stated value of $.01; 1,235,020 shares
issued and outstanding                                $     12,350        $     10,878
Additional Paid-In Capital                            $  1,279,051        $  1,239,023
Retained Earnings (Loss), Prior Years                 $   (124,224)       $   (491,936)
Current Year Earnings                                 $    503,440        $    367,712
                                                      ------------        ------------

Total Shareholders' Equity                            $  1,670,617        $  1,125,677



TOTAL LIABILITIES AND EQUITY                          $ 10,360,834        $  4,378,346
                                                      ============        ============


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                               1997              1996
                                                           -----------       -----------
Cash Flow From Operating Activities
Net Income                                                 $   503,440       $   235,027
  Adjustments to Reconcile Net Income to Net Cash
       Depreciation and Amortization                       $   232,139       $   157,810
       Loss (Gain) on Sale of Property and Equipment       $    (8,118)      $   (16,561)

Changes in Certain Assets and Liabilities
       Decrease (Increase) in Accounts Receivable          $(2,609,987)      $  (639,150)
       Decrease (Increase) in Inventory                    $(2,466,949)      $  (574,015)
       Decrease (Increase) in Other Current Assets         $  (185,477)      $   (43,660)
       Decrease (Increase) in Other Non Current Assets     $  (265,914)      $    12,304
       Increase (Decrease) in Accounts Payable             $ 1,782,975       $   347,525
       Increase (Decrease) in Income Taxes Payable         $   178,691       $    (5,000)
       Increase (Decrease) in Deferred Income Taxes        $         0       $    (2,100)
       Increase (Decrease) in Deferred Compensation        $    11,458       $         0
       Increase (Decrease) in Accrued Exp and Taxes        $  (227,899)      $   (63,719)
       Increase (Decrease) in Advanced Billings            $ 2,163,151       $   107,884
                                                           -----------       -----------

Net Cash Provided By Operating Activities                  $  (892,490)      $  (483,655)
-----------------------------------------                  -----------       -----------

Cash Flows from Investing Activities
       Proceeds from Sale of Equipment                     $   148,438       $    14,250
       Capital Expenditures for Property and Equipment     $  (208,978)      $   (78,206)
       (Increase) Decrease in Other Long Term Assets       $  (412,702)      $         0
       (Increase) Decrease in Other Investments            $      (450)      $      (450)
                                                           -----------       -----------

Net Cash Used In Investing Activities                      $  (473,692)      $   (64,406)
-------------------------------------                      -----------       -----------

Cash Flows from Financing Activities
       Principal Payments of Debt Obligations              $   (48,528)      $   (67,445)
       Change in Line of Credit, net                       $   665,200       $   548,000
       Proceeds from Notes Payable                         $   600,000       $         0
       Repayment of Advances from Directors                $         0       $   (54,167)
       Proceeds from issuance of Common Stock              $    41,500       $    10,000
                                                           -----------       -----------

Net Cash Used In Financing Activities                      $ 1,258,172       $   436,388
-------------------------------------                      -----------       -----------

Net (Decrease) in Cash                                     $  (108,010)      $  (111,673)
Cash, Beginning of Period                                  $   116,449       $   122,746
                                                           -----------       -----------

CASH, END OF PERIOD                                        $     8,439       $    11,073
-------------------                                        -----------       -----------

PH Group, Inc. paid $ 144,056 in cash for interest expense in 1997 and $106,340 in 1996.


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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the nine months period ended September 30, 1997 are not necessarily indicative of the results to be expected for the whole year.


Note 2. Inventories
-------------------

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at September 30, 1997 and December 31, 1996 were as follows.


                              September 30, 1997         Dec. 31, 1996
                             --------------------       ---------------

Raw Materials                $       783,274            $       307,366
Work In Process                    2,448,664                    457,623
Finished Goods                             0                          0
                             ---------------            ---------------

Inventory included
in Current Assets            $     3,231,938            $       764,989
                             ---------------            ---------------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         For the first time in its history, PH Group had quarterly revenues in excess of $4 million. Third quarter 1997 sales of $4,021,315 pushed total sales for the year in excess of $9.3 million. Compared to the third quarter in 1996, sales have increased 54.1 percent. At the end of nine months, 1997 sales of $9.3 million exceed all of 1996 sales of $9.1 million. 1996 was a record sales year for the company. As a result of sales to date, plus scheduled fourth quarter shipments, the company is projecting sales in excess of $13 million for the year.
         The rapid increase in shipments is primarily due to growth in sales of the Trueblood product line. Trueblood, through the first nine months, has accounted for 47.8 percent of shipments. The company's newly acquired St. Lawrence product line has contributed 8.6 percent to shipments in five months. These product lines, plus the PH Hydraulic product line, are providing the company a number of diverse customers, industries, and machine applications that are responsible for 1997's sales growth. The expanded product lines enables the company to meet the needs of diverse industries and the ability to engineer and manufacture standard and highly specialized machines. Through September 1997, the company has received $12.3 million in new orders. The backlog of orders for 1998 is also building with $1.8 million in orders scheduled to ship in the first quarter 1998. Management expects that the economic environment will continue to increase the demand for the company's products. As the sales volume of the company continues to grow, management is concerned about the availability of skilled labor to meet its sales commitments. The company is being proactive in its search for labor by offering longevity bonuses and the initiation of an apprenticeship training program.
         The company's gross margin as a percent of sales increased to 31.7 percent through the third quarter 1997 as opposed to 26.4 percent through the same period in 1996. The primary reason for the reduction of cost of goods sold is a reduction of material costs due to increased volume of orders plus duplicate press orders, both of which give the company increased purchasing leverage over its material suppliers. Increased labor efficiencies are primarily due to better scheduling techniques and the sale of more standard machines which will reduce labor hours, also contributing to the improvements in gross profit.
         Gross profit at the end of nine months 1997 is $2.9 million as opposed to $1.6 million for the same period in 1996.
         Salary, General and Administrative expense decreased to 21.7 percent of sales through the third quarter 1997 from 23.6 percent through the second quarter of the year. In 1996, SG&A as a percent of sales was 20.5 percent for nine months. The company's growth has necessitated an increase in salaried personnel in the purchasing, accounting, and engineering staff. As sales volume increases, the growth of salaries, taxes, and benefits will decline to a smaller percentage of sales by the end of the year. Sales for the first three quarters have increased 54 percent over the same period in 1996. In addition to salaries, other SG&A expenses that increased significantly in the third quarter 1997 over the same period in 1996 are advertising and promotion which is up $127 thousand, professional fees have increased by $152 thousand, interest expense has gone up $40 thousand, and non-cash expenses are up $51 thousand. It is management's goal to decrease SG&A expenses as a percent of sales to 20.5 percent by the end of the year. The acquisition of the St. Lawrence product line added $53 thousand to non-cash costs in SG&A.
         Operating income increased to $938 thousand or 10 percent of sales in the third quarter 1997 as opposed to $355 thousand or 5.8 percent of sales in 1996 through the same period. Interest expense is $153 thousand for the first nine months in 1997 as opposed to $115 thousand for the same period in 1996. Increased sales financed by the company's line of credit and the debt to acquire St. Lawrence are the reasons for the 33 percent increase in interest expense through the third quarter.

         The company's increased profitability over the past two and one half years has exhausted all net operating loss that it generated by 1994's substantial loss. Consequently, through nine months in 1997 it has expensed $260 thousand for federal, state, and local taxes. Through the first nine months in 1996 the company had only expensed $31 thousand.
         As a result of a 54 percent increase in sales through the first nine months in 1997 and improved gross profit margin the company has generated earnings of $503 thousand or 5.4 percent of sales. Through nine months in 1996 the profit was $235 thousand or 3.9 percent of sales. Management believes that the fourth quarter will add to the company's profit.

                           PART II - OTHER INFORMATION
ITEM 3.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

               On July 21, 1997, the Company issued 6,000 shares of its common stock (in the aggregate) to two of its employees in connection with the St. Lawrence acquisition. The Company relied on Section 4(2) of the Securities Act of 1933 in order to exempt the issuance of the stock from registration.

               On August 2, 1997, the Company issued an option to purchase 1,000 shares of its common stock to its Company Secretary. The exercise price is $2.62 per share and is exercisable immediately as to all 1,000 shares. The option expires on August 2, 2002. The Company relied on Section 4(2) of the Securities Act of 1933 in order to exempt the issuance of the option from registration.

               On September 5, 1997, the Company issued 1,000 shares of its common stock upon exercise of an option by one of its directors to purchase the stock at $1.50 per share. The Company relied on
               Section 4(2) of the Securities Act of 1933 in order to exempt the issuance of the shares from registration.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

             (a)      List of Exhibits

                  (3.1) Articles of Incorporation. See Amended and Restated
             Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997); Commission File No. 0-8115 (the "1st Quarter 10-QSB").

                  (3.2) By-Laws. See Amended and Restated Code of Regulations
             of the Company (incorporated by reference to Exhibit 3.2 to the 1st Quarter 10-QSB).

                   (4) Instruments Defining the Rights of Security-Holders,
             Including Indentures

                        (4.1) See Articles III, IV, V and VI of the Amended and
                              Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the 1st Quarter 10-QSB).

                        (4.2) See Article I, Sections 1(F), 2, and 3 of Article
                              II, Article IV, and Sections 1 and 3 of Article V of the Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit
                              3.2 to the 1st Quarter 10-QSB).

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


DATE:  NOVEMBER 7, 1997                              BY: \s\ CHARLES T. SHERMAN
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