Form 10KSB40
period 1997-12-31
PH GROUP INC
filed 1998-03-30
CIK 35305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended: December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
For the transition period from           to
                               ---------    ----------
Commission file number: 0-8115

                                  PH GROUP INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                            OHIO                                                                  31-0737351
---------------------------------------------------------------                       -------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                        (I.R.S. Employer Identification No.)

           2365 Scioto Harper Drive, Columbus, Ohio                                                  43204
---------------------------------------------------------------                       -------------------------------------
           (Address of Principal Executive Offices)                                                (Zip Code)

                                 (614) 279-8877
             ------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
             ------------------------------------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $13,752,009.

         The aggregate market value of Common Shares held by non-affiliates of the Registrant on March 6, 1998 was $3,578,768.

         The number of Common Shares outstanding on March 6, 1998 was 1,588,731.

         The following document has been incorporated by reference into this Form 10-KSB:

              Document                                 Part of Form 10-KSB
              --------                                 -------------------
Registrant's Proxy Statement for its                          Part III
1998 Annual Meeting of Shareholders to
be held on April 30, 1998

Transitional Small Business Disclosure Format (check one)
         Yes                        No    X
            ------                     -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         a.       Business Development.

PH Group Inc. is an Ohio corporation (the "Company" or the "Registrant") that resulted from the merger of a number of small companies over the past 20 years, the oldest of which was incorporated as the Millersport Bank Company in 1906. The Company sold its banking operations in 1981.

The PH Hydraulics division of the Company arose out of an acquisition in 1987 by PH Hydraulics & Automation, Inc., a former subsidiary of the Company, of the right to manufacture and market a line of industrial hydraulic presses which the Company markets under the PH Hydraulics(TM) label.

The Trueblood division of the Company arose out of an acquisition in 1990 of the right to manufacture and market a line of plastic injection molding machines which the Company markets under the Trueblood(TM) label. The Trueblood operations were conducted by subsidiaries of PH Hydraulics & Automation, Inc.

As of October 31, 1996, PH Hydraulics & Automation, Inc., the sole subsidiary of the Company, was merged into the Company.

On April 30, 1997, the Company purchased the operating assets of St. Lawrence Press, a division of St. Lawrence, Inc., for a price of approximately $1.3 million. The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $170,275 liability has been included on the financial statements (see Note 3) for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

The acquisition was funded with cash, the assumption of liabilities, notes payable, and restricted common stock which is subject to a repurchase agreement. St. Lawrence presses are generally larger hydraulic presses that range up to 5,000 tons.

         b.       Business of Issuer

Business and Principal Products

Based upon its market research, it is management's belief that the acquisition of the St. Lawrence hydraulic press line gives the Company the widest range of standard and special design hydraulic presses manufactured in the United States. Hydraulic presses are used in a number of metalforming applications, primarily in the automotive, aircraft, appliance, and prototype industries. Typical metalforming applications are assembly, forming, trimming, embossing, and compression molding. The Company estimates that the market for hydraulic presses is in excess of $150 million per year. The Company's hydraulic presses range from 1 to 5,000 tons and are marketed under the names of PH Hydraulics and St. Lawrence Press. The Company's injection molding product line is used by the automotive, electrical, medical, and consumer products industries. The process involves inserting a non-plastic part in a mold and injecting plastic around the part. The Company estimates that the market for its injection molding machines is in excess of $200 million. The injection molding machines have a tonnage range from 30 to 450 tons and are marketed under the Trueblood label.

The Company sells its products primarily through independent sales representatives. Each product line has a National Sales Manager who administers the Company sales and marketing activities.

The following table shows the Company's sales by class of products within the machine tool industry for the years 1997, 1996, and 1995.

-------------------------- ----------------------------- ------------------------------ -----------------------------
                           1997                          1996                           1995
                           ----------------------------- ------------------------------ -----------------------------
                           Dollars        Percent        Dollars        Percent         Dollars        Percent
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------
Presses                    6,896,463      50.1           5,007,010        55              6,373,834        75
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------
Machines                   6,596,793      48.0           3,875,888        42              1,727,463        20
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------
Repair Parts                 214,992       1.8             153,605         1                248,876         3
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------
Repair Service                43,757       0.3              33,047         1                 60,260         1
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------
Molded Products                    0       0                32,300         1                 56,978         1
-------------------------- -------------- -------------- -------------- --------------- -------------- --------------

Total                     13,752,005      100            9,101,850        100             8,467,411        100

-------------------------- -------------- -------------- -------------- --------------- -------------- --------------

Sources and Availability of Raw Materials

As a matter of policy, the Company uses standard industrial components in the manufacture of its products. This policy is perceived as a strong marketing advantage. Since steel is the largest material component of the Company's product, its availability impacts the Company's ability to meet promised delivery dates. The Company does not, however, depend heavily on certified or specialty steels. Hydraulic cylinders and manifolds are key purchase components which vary in availability and lead times. All of the components used by the Company in the manufacture of its products are available domestically from a wide range of suppliers. The Company has experienced no difficulty in obtaining components from suppliers and anticipates no future difficulty.

Backlog

Backlog at December 31, 1997 was approximately $6,505,150, all of which is expected to be completed in 1998. Backlog at December 31, 1996 was approximately $2,887,000 and all 1996 backlog was shipped in 1997.

Competition

The Company's two hydraulic press lines face different competition based on the size of the press. The Company believes that, because of its wide product range and customer base, it is in a unique position to gain market share for both product lines. The Company's smaller hydraulic presses, sold under the PH Hydraulics name, ranging from 1 to 300 tons, have competition from four to six small companies. These presses, especially less than 50 tons, are sold on the basis of price and delivery time. The larger presses, sold under the St. Lawrence Press name have competition from significantly larger companies. The competitive factors for sales of the larger hydraulic presses are technical and engineering design and delivery. Price is seldom the deciding factor. Management believes that, because of the unique combination of two well-regarded product lines, it will gain market share. Both product lines have excellent reputations for performance, quality and engineering design.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumption underlying such statements. Words such as "believes", "anticipates", "expects", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to (a) the strength of the U.S. economy in general; (b) the ability to improve processes and business practices to keep pace with economic, competitive and technological environments, including successfully addressing Year 2000 issues; (c) the ability to increase market share and control expenses; (d) acquisitions and the ability to successfully integrate their operations; (e) the ability to raise additional capital through stock issuances and (f) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Employees

As of December 31, 1997, the Company had 85 employees, all of whom were full time.

Significant Customers

In 1997, one of the Company's customers accounted for 29% of sales and 33% of the accounts receivable balance. No other customer accounted for more than 10% of sales. In 1996, one of the Company's customers accounted for 14% of sales and 4% of the accounts receivable balance.

Research and Development

Research and development costs of $16,492 were expensed during 1996. There were no research and development costs in 1997.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases a manufacturing and office facility at 2365 Scioto Harper Drive, Columbus, Ohio, containing approximately 22,000 square feet. The lease term is April 1, 1989 through August 31, 1999. The rent payments escalate from an annual amount of $54,750 to $88,080 at the end of the eighth year.

The Company owns land in Franklin County, Ohio recorded on the Company's books at $20,570 and approximately 470 acres of undeveloped land in Perry County, Ohio recorded on the Company's books at $149,600. The Perry County land is subject to a contract of sale with the U. S. Department of Agriculture dated January 9, 1998 for a consideration of $480 per acre.

The Company leases manufacturing and office space at 12500 South Wayne Road, Romulus, Michigan, containing approximately 20,000 square feet. The lease term is May 1, 1997 through April 30, 2002 at a monthly rental of $14,850. A portion of the space is subleased for $2,400 per month. The Company has the right to cancel its lease in April 1999.

The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and are suitable for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a.       Market Information

The Company's Common Shares are traded over the counter. The price of the Company's Common Shares is found on the Electronic Bulletin Board. The range of high and low bids for the Registrant's Common Shares for each quarter during its past two fiscal years is as follows:

         Year                       Quarter                   High(a)                   Low(a)
         ----                       -------                   -------                   ------
         1997                       4th                       $4.00                     $2.50
                                    3rd                        3.20                      1.60
                                    2nd                        3.00                      1.20
                                    1st                        2.88                      1.20
         1996                       4th                        1.69                       .95
                                    3rd                        2.20                      1.20
                                    2nd                        (b)                       (b)
                                    1st                        (b)                       (b)

----
(a) Adjusted for a 5-for-4 stock split distributed on January 2, 1998.

(b) Prices were not available.

The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

         b.       Holders

As of December 31, 1997, there were approximately 843 record holders of the Company's Common Shares.

         c.       Dividends

The Company did not pay cash dividends in 1997 or 1996. Bank lending agreements contain restrictions against cash dividend payments unless certain financial covenants are met. The Company's Common Shares were split 5-for-4 on January 2, 1998.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company, for the third year in a row, increased revenues and profits. Revenues increased to $13.7 million, an increase of 51.5 percent over 1996's $9.1 million. The major reason for the Company's growth was sales of its Trueblood machines which increased to $6.7 million or a 72 percent increase over 1996's $3.9 million. One of the significant reasons for the Trueblood increase was a large $3.0 million order, most of which was shipped during the year. St. Lawrence, acquired in April, 1997, had $1.9 million of 1997's shipments. Revenue for the Company's other product line, PH Hydraulics, remained basically even with 1996's at $5.1 million.

St. Lawrence Press, a name well known in the large press industry, acquired in April, 1997, was funded with cash, the assumption of liabilities, notes payable and restricted common stock which is subject to a repurchase agreement. The addition of the St. Lawrence product line, specializing in presses up to 5,000 tons used in embossing, hydro-forming and die spotting, secures PH Group as the only press manufacturer in the country manufacturing presses from 1 ton to 5,000 tons. The Company's revenue increase was aided in 1997 by St. Lawrence sales.

New order bookings for the year were $17.3 million. Normally, new orders booked after October are not shipped until the following year. New order bookings increased by 86 percent over 1996 new orders of $9.3 million. St. Lawrence booked $3.6 million for the eight months it was owned by PH Group. Trueblood had new order bookings for the year of $7.1 million and PH Hydraulics had new orders of $6.4 million. Based on the Company's $6.5 million backlog of orders at the start of the new year, 1998 should be the fourth consecutive year of increased sales and revenue. Parts orders comprised the remaining bookings.

Accompanying the record sales was also record net income. Net income increased by 64.4 percent. Net income for 1997 was $605 thousand as opposed to $368 thousand in 1996. Net income as a percent of sales increased to 4.4 percent from 4.0 percent in 1996.

The St. Lawrence acquisition impacted the traditional financial analysis of the Company due to increased engineering content and longer period of time from order to delivery. St. Lawrence presses are large, complex, highly engineered presses. The average St. Lawrence press sells for approximately $300 thousand as opposed to $34 thousand for an average PH Hydraulic press. St. Lawrence presses have greater engineering complexity than either the PH Hydraulic presses or the Trueblood machines. In addition to the increased engineering costs, St. Lawrence presses create financial pressures due to the amount of time between receipt of the purchase order and shipment. A St. Lawrence press can easily take over 26 weeks between receipt of order and shipment. As a result of the long cycle time between order and shipment, the Company expects interest costs to increase as bank borrowings may be necessary to fund inventory and labor for longer periods than the Company's other two product lines.

Cost of goods sold in 1997 was 72 percent of sales which compares favorably to 76 percent in 1996. The major reason for the drop in cost of goods sold was a reduction of material costs for the year, improved factory floor efficiencies and continued investment in computer hardware and software. Material costs as a percent of sales was reduced to 47.8 percent of sales in 1997 as opposed to
49.1 percent in 1996. The reduction in material costs for the year was a result of three factors. The first factor was that the Company received a large order of $3.0 million for duplicate Trueblood machines. The large order allowed the Company to receive greater than normal discounts for material. The second factor is that the Company continues to reap benefits from its MRP plan that it initiated in late 1995. MRP is designed to speed delivery of our products by refining production processes. The third reason for the drop in material costs is that a large percent of St. Lawrence shipments were rebuilt presses. A rebuilt press has significantly less material costs as a percent of sales than a new press. Material costs as a percent of sales has decreased for three consecutive years.

Labor, as a percent of sales, increased to 10.2 percent from 9.8 percent. Direct labor and burden costs are 28 percent higher at the Company's St. Lawrence plant in Romulus, Michigan. Consequently, the $1.9 million in shipments for 1997 for St. Lawrence averaged $46 per labor hour as opposed to $36 per labor hour at its Columbus, Ohio facility. The large difference in labor rates has led the Company to initiate the close of its St. Lawrence facility by 1999 and move operations to Central Ohio.

The Company, to accommodate its projected growth plus the consolidation of St. Lawrence to Central Ohio, is planning on moving to a new facility. The new facility will be 45,000 - 60,000 square feet and be equipped with crane capacity to improve both production capacity and gross profit margins. Management believes that a new facility plus consolidation of operations will substantially improve profitability.

Selling, general and administrative (SG&A) costs rose substantially in 1997. SG&A costs were $2.8 million or 20.4 percent of sales for 1997 as opposed to $1.7 million or 18.7 percent of sales in 1996. The majority of the increases were related to the St. Lawrence acquisition. Salaries, taxes and benefits increased by 48.3 percent for the year with the St. Lawrence staff comprising slightly less than 50 percent of the increases. During the year the Company added significantly to the quality of its engineering department by recruiting higher quality engineers. The increase in the engineering staff plus increased salary costs with the St. Lawrence acquisition increased the salary, taxes and benefits to 11.7 percent of sales in 1997. Company projection for 1998 calls for salaries, taxes and benefits to be 10.2 percent of sales for the year. The reduction is due to elimination of certain positions at St. Lawrence with the consolidation of functions to Columbus plus increased operational efficiencies with the Company's integrated business system.

The Company financed part of its St. Lawrence acquisition by $600,000 in bank financing. The St. Lawrence acquisition plus increased business borrowings increased interest expense. The Company aggressively solicits customer deposits to provide working capital rather than the use of its line of credit. The Company finished the year with $1.7 million in customer deposits.

The St. Lawrence acquisition contributed to the significant increase in professional expense costs for the year. Professional expenses, which included legal, accounting and SEC reporting requirements, increased 44 percent in 1996 to $248 thousand. In 1997 the Company expensed $280 thousand in advertising and promotion expenses, a 168 percent increase over 1996. The Company's 1998 budget calls for an increase in advertising and promotion expenses to $330 thousand. The Company believes that it is necessary to spend 2 percent of projected sales in business promotion costs.

Liquidity and Capital Resource

The financial position of the Company continues to improve as a result of the third consecutive year of revenue and profit growth.

Net worth increased in the period by $658 thousand to $1,784,000. This is an increase of 54.5 percent compared to 1996. Working capital decreased by $167 thousand compared to 1996. A large portion of this is due to financing of the St. Lawrence acquisition using $600,000 of short term debt which increases current liabilities. For the year inventories rose from a December 31, 1996 level of $765 thousand to the 1997 year end level of $2,829,000. This sharp rise is the result of a record backlog at the end of 1997 with orders scheduled to ship in the first quarter of 1998 of approximately $4.0 million. Consequently, comparative accounts payable for the two years show the 1997 ending balance of $1,951,000 versus $736,000 for 1996. Long term debt also continues to improve as it was reduced from $433 thousand in 1996 to $390 thousand in 1997. The Company was able to fund all increased business opportunities with existing lines of credit and customer deposits.

The Company has issued shares of common stock subject to a repurchase option related to the acquisition of St. Lawrence. At year end the Company share price exceeded the 1998 repurchase option price of $1.60 per share. Management anticipates the Company will not have to use cash to fund its redemption obligation for the 1998 installment since the Company believes the share price will continue to exceed the fixed option share price.

At the end of 1997 the Company's backlog was in excess of $6.5 million. To assist in the cost of production and design the Company many times receives deposits from the time the press or injection molding machine is accepted which minimizes the Company cash requirement.

The Company has a $600 thousand short term loan which was used to acquire St. Lawrence. The note is due April 30, 1998, however the Company intends to refinance this for a one year period. Ultimately, the Company intends to repay the loan by installment payments, sale of assets or proceeds of an equity offering. The Company believes the note will be retired during the third quarter of 1998.

The Company's profitability is demonstrated by net income of $605 thousand in addition to non-cash expenses of $340 thousand, thus, generating $945 thousand in net income plus depreciation. Property, plant, and equipment for the year increased to $995 thousand (net of depreciation). The majority of this increase is the result of acquiring the property and equipment of St. Lawrence Press along with investment in computer hardware and software aimed at improved efficiencies.

The Company currently has available to it $2.5 million in a bank line of credit. The credit line is backed by the receivables and inventory of the Company. The Company also has a term loan balance of $298 thousand which is secured by Company fixed assets. The unused and available funds on the credit line at December 31, 1997 were in excess of $1.9 million.

The Company, to meet its long range goals of growth and acquisitions, has recognized that it needs additional capitalization. To meet the additional capital needs the Company has signed a letter of intent with an investment banker firm to raise $3.0 million, subject to shareholder approval of the authorization of preferred stock. The Company will issue preferred stock with terms yet to be negotiated to raise the capital. The Company and its investment banker anticipate that the capital will be successfully raised by the end of the third quarter.

At this time the Company is not aware of any environmental issues that will have a material or adverse impact on its future capital requirements or results of operations.

Market Price and Dividends

The Company's common stock is traded over the counter on the electronic bulletin board (NASDAQ) under the symbol PHHH. The Company's stock is thinly traded, however, to stimulate trading volume and liquidity the Company split the stock 25 percent effective January 2, 1998. The Company goal is to have the Company's stock listed on the NASDAQ small cap market by the year end. The stock split and the conversion of 31,250 shares of common stock subject to the repurchase option of those shares to permanent equity will meet the NASDAQ requirement for one million shares of common stock in the non-control group shareholders. The Company anticipates meeting the NASDAQ criteria for $4.0 million of tangible net worth with this year projected earnings and the proceeds of the equity raise.

Year 2000

The Company has begun to review its computer programs and information systems to ensure the Company will be Year 2000 compliant. This may include upgrading or replacing existing software depending upon the outcome of the ongoing review. The Company believes, at this time, this review and any consequent corrective measures will eliminate concerns as to the potential effect the Year 2000 could have on the Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, and the related notes, together with the report of Greene & Wallace, Inc. dated February 6, 1998, are set forth at pages F-1 through F-23 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the Registrant's directors and executive officers is set forth at "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on April 30, 1998, filed with the Securities and Exchange Commission (the "1998 Proxy Statement"), which information is incorporated herein by reference.

No disclosure is required under Item 405 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is set forth at "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) LIST OF EXHIBITS.

         2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

         2.1. Asset Purchase Agreement, dated as of April 30, 1997, between PH Group Inc. and St. Lawrence Press Company, Inc. (incorporated by reference to
Exhibit 2 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997; Commission File No. 0-8115).

         3.  ARTICLES OF INCORPORATION AND BYLAWS.

         3.1. Amended and Restated Articles of Incorporation of the Company (reflecting the Amended Articles of Incorporation and all amendments thereto) (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997; Commission File No. 0-8115) (the "1st Quarter 10-QSB").

         3.2. Amended and Restated Code of Regulations of the Company (reflecting the Code of Regulations and all amendments thereto) (incorporated by reference to Exhibit 3.2 to the 1st Quarter 10-QSB).

         4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         4.1. See Articles III, IV, V and VI of the Amended and Restated Articles of Incorporation of the Company (reflecting the Amended Articles of Incorporation and all amendments thereto) (incorporated by reference to Exhibit
3.1 to the 1st Quarter 10-QSB).

         4.2. See Article I, Section 1(F), 2, and 3 of Article II, Article IV and Sections 1 and 3 of Article V of the Amended and Restated Code of Regulations of the Company (reflecting the Code of Regulations and all amendments thereto) (incorporated by reference to Exhibit 3.2 to the 1st Quarter 10-QSB).

         10. MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

         10.1. Bank Lending Agreement (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995; Commission File No. 0-8115).

         10.2. Option Agreement between the Company and Charles T. Sherman dated January 23, 1997.*

         10.3. Employment Agreement between the Company and Charles T. Sherman dated January 23, 1997.*

         10.4. Split Dollar Agreement between the Company and Charles T. Sherman dated September 11, 1997.*

         10.5. PH Group Inc. 1997 Stock Incentive Plan.*

         10.6. PH Group Inc. Employee Stock Purchase Plan.

         23. CONSENT OF EXPERTS.

         23.1. Consent of Greene & Wallace, Inc.

         24. POWERS OF ATTORNEY.

         24.1. Powers of Attorney.

         24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         27. FINANCIAL DATA SCHEDULE

         27. Financial Data Schedule (submitted electronically for SEC information only).

         (b) REPORTS ON FORM 8-K.

         There were no Forms 8-K filed by the Company during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March  30, 1998
                                               PH GROUP INC.
                                              (the "Registrant")


                                               By:  /s/ CHARLES T. SHERMAN
                                                  ------------------------------
                                                  Charles T. Sherman, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 30th day of March, 1998.

          SIGNATURE                                          TITLE

/s/ CHARLES T. SHERMAN                           Director, President,
-------------------------------------            Chief Executive Officer
         Charles T. Sherman                      (principal executive officer)



KENNETH P. FURLONG*                              Treasurer (principal accounting
-------------------------------------            officer
         Kenneth P. Furlong

MICHAEL W. GARDNER*                              Director, Vice President of
-------------------------------------            Operations
         Michael W. Gardner

BOB BINSKY*                                      Director
-------------------------------------
             Bob Binsky

ALIDA BREEN*                                     Director
-------------------------------------
            Alida Breen

DAVID H. MONTGOMERY*                             Director
-------------------------------------
        David H. Montgomery

TERRY L. SANBORN*                                Director
-------------------------------------
          Terry L. Sanborn

* Charles T. Sherman, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

             *By:  /s/ CHARLES T. SHERMAN
                   -------------------------------------------
                      Charles T. Sherman, Attorney-in-fact

                                 PH GROUP, INC.

                          Audited Financial Statements

                 For the Years Ended December 31, 1997 and 1996

                             GREENE & WALLACE, INC.
                          Certified Public Accountants          1241 Dublin Road
                                 & Consultants              Columbus, Ohio 43215
                                                                  (614) 488-3126
                                                               FAX(614) 488-0095





                          INDEPENDENT AUDITORS' REPORT



To the Shareholders
PH Group, Inc.


We have audited the accompanying balance sheets of PH Group, Inc. as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PH Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Columbus, Ohio
February 6, 1998                                          Greene & Wallace, Inc.

                                 PH GROUP, INC.

                                 Balance Sheets

                           December 31, 1997 and 1996




                                     Assets

                                                        1997                  1996
                                                        ----                  ----
Current assets:
  Cash                                                $    7,789               116,449
  Accounts receivable (Notes 3 and 9)                  2,834,678             2,135,276
  Inventories, less estimated long-term
    portion (Note 3)                                   2,790,172               764,989
  Deferred income taxes (Note 4)                         150,500                50,200
  Other current assets (Note 8)                          193,798                88,885
                                                      ----------             ---------
        Total current assets                           5,976,937             3,155,799
                                                      ----------             ---------

Property and equipment, at cost (Notes 3 and 5):
    Office equipment                                     621,933               407,656
    Manufacturing equipment                            1,053,198               956,140
    Leasehold improvements                               265,564               255,518
    Vehicles                                             166,180               132,934
                                                      ----------             ---------
    Total property and equipment                       2,106,875             1,752,248
    Less accumulated depreciation
      and amortization                                 1,112,086               927,879
                                                      ----------             ---------
        Property and equipment, net                      994,789               824,369
                                                      ----------             ---------

Other noncurrent assets:
  Inventory, estimated long-term portion
    (Note 3)                                              39,000                39,000
  Land held for investment (Note 3)                      169,720               169,720
  Goodwill, net                                          785,899                83,178
  Deferred income taxes (Note 4)                          50,100                    --
  Other noncurrent assets (Note 8)                       278,132               106,280
                                                      ----------             ---------
       Total other noncurrent
          assets                                       1,322,851               398,178
                                                      ----------             ---------

        Total assets                                  $8,294,577             4,378,346
                                                      ==========             =========


                   The accompanying notes are an integral part
                         of these financial statements.

                                 PH GROUP, INC.

                                 Balance Sheets
                                     (contd)

                           December 31, 1997 and 1996


                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                              1997                  1996
                                                              ----                  ----
Current liabilities:
  Accounts payable                                        $1,950,925            735,530
  Bank line of credit (Note 3)                               457,049          1,157,849
  Current portion of long-term debt
    (Note 3)                                                 750,658            141,877
  Current portion of capital lease
    obligations (Note 5)                                      19,175             16,854
  Income taxes payable                                       422,626             23,500
  Accrued expenses and taxes                                 485,635            494,823
  Customer deposits                                        1,722,235            249,049
                                                          ----------          ---------
        Total current liabilities                          5,808,303          2,819,482
                                                          ----------          ---------

Noncurrent liabilities, less any current portions:
    Long-term debt (Note 3)                                  353,070            373,681
    Capital lease obligations (Note 5)                        23,765             42,940
    Deferred compensation (Note 10)                           12,916              6,366
    Deferred income taxes (Note 4)                                --             10,200
                                                          ----------          ---------

        Total noncurrent liabilities                         389,751            433,187
                                                          ----------          ---------

        Total liabilities                                  6,198,054          3,252,669
                                                          ----------          ---------

Common stock subject to repurchase,
  125,000 shares issued and
  outstanding, at redemption
  value (see Note 13)                                        312,500                 --
                                                          ----------          ---------

Shareholders' equity: (Notes 7 and 14)
  Common stock, with no par value,
    authorized 10,000,000 shares;
    issued and outstanding 1,418,731
    in 1997 and 1,359,731 in 1996
    at stated value                                           11,350             10,878
  Additional paid-in capital                               1,292,051          1,239,023
  Retained earnings (deficit)                                480,622           (124,224)
                                                          ----------          ---------

        Total shareholders' equity                         1,784,023          1,125,677
                                                          ----------          ---------

        Total liabilities and
          shareholders' equity                            $8,294,577          4,378,346
                                                          ==========          =========

                   The accompanying notes are an integral part
                         of these financial statements.

                                 PH GROUP, INC.

                            Statements of Operations

                 For the years ended December 31, 1997 and 1996




                                                      1997                   1996
                                                      ----                   ----
Net sales                                          $13,752,009             9,101,850
Cost of sales                                        9,844,240             6,901,102
                                                   -----------             ---------
      Gross margin                                   3,907,769             2,200,748

Selling, general and administrative
  expenses                                           2,842,905             1,680,616
                                                   -----------             ---------
      Income from operations                         1,064,864               520,132
                                                   -----------             ---------

Other income (expenses):
  Oil and gas royalty, net                              (1,872)                7,595
  Interest income                                       11,213                 1,755
  Interest expense                                    (189,570)             (154,079)
  Other, net                                            51,511                35,509
                                                   -----------             ---------
      Total other income
        (expenses), net                               (128,718)             (109,220)
                                                   -----------             ---------

      Income before income taxes                       936,146               410,912

Provision for income taxes (Note 4)                   (331,300)              (43,200)
                                                   -----------             ---------

      Net income                                   $   604,846               367,712
                                                   ===========             =========


Per share data:
  Basic earnings per share                         $       .43                   .27
                                                   ===========             =========

  Diluted earnings per share                       $       .37                   .26
                                                   ===========             =========

  Weighted average common shares
    outstanding (1)                                  1,397,343             1,357,303
                                                   ===========             =========



(1) Adjusted for stock split January 2, 1998 - see Note 14.


                   The accompanying notes are an integral part
                         of these financial statements.

                                 PH GROUP, INC.

                       Statements of Shareholders' Equity

                 For the years ended December 31, 1997 and 1996








                                                                                        Retained
                                                 Outstanding             Additional     Earnings                         Total
                                                 Common Stock             Paid-in     (Accumulated    Subscription    Shareholders'
                                            Shares         Amount         Capital       Deficit)       Receivable        Equity
                                            ------         ------         -------       --------       ----------        ------
Balance, January 1, 1996                   1,357,231       $10,858        1,236,543       (491,936)       (10,000)         745,465

  Collection of subscription
    receivable                                    --            --               --             --         10,000           10,000

  Issuance of common stock (Note 7)            2,500            20            2,480             --             --            2,500

  Net income                                      --            --               --        367,712             --          367,712
                                           ---------       -------        ---------       --------        -------        ---------

Balance, December 31, 1996                 1,359,731        10,878        1,239,023       (124,224)            --        1,125,677

  Issuance of common stock                    59,000           472           53,028             --             --           53,500

  Net income                                      --            --               --        604,846             --          604,846
                                           ---------       -------        ---------       --------        -------        ---------

Balance, December 31, 1997                 1,418,731       $11,350        1,292,051        480,622             --        1,784,023
                                           =========       =======        =========       ========        =======        =========

   The accompanying notes are an integral part of these financial statements.

                                 PH GROUP, INC.

                            Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996

                           Increase (Decrease) in Cash


                                                          1997               1996
                                                          ----               ----
Cash flows from operating activities:
  Net income                                         $   604,846            367,712
  Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization                                     339,985            215,282
      Gain on sale of property and
        equipment                                         (7,875)           (16,562)
  Changes in assets and liabilities
    affecting cash flows from
    operating activities:
      Accounts receivable                               (699,402)          (857,861)
      Inventories                                     (1,924,683)           117,033
      Other current assets                                 3,136            (25,289)
      Other noncurrent assets                            (46,040)           (16,748)
      Accounts payable                                   963,160            (57,164)
      Accrued income taxes payable                       399,126             18,500
      Accrued expenses and taxes                          (9,188)            80,500
      Customer deposits                                1,029,237             19,969
      Deferred income taxes                             (160,600)           (41,000)
      Deferred compensation                                6,550              6,366
                                                     -----------           --------
        Net cash provided by (used in)
           operating activities                          498,252           (189,262)
                                                     -----------           --------

Cash flows from investing activities:
  Proceeds from sale of equipment                        145,079             14,400
  Acquisition costs                                     (211,143)                --
  Capital expenditures for
    property and equipment                              (319,090)          (227,651)
  Note receivable, net                                    (9,000)           (45,000)
                                                     -----------           --------
        Net cash used in investing
          activities                                    (394,154)          (258,251)
                                                     -----------           --------

                     The accompanying notes are an integral
                       part of these financial statements.

                                 PH GROUP, INC.

                            Statements of Cash Flows
                                     (contd)

                 For the years ended December 31, 1997 and 1996

                           Increase (Decrease) in Cash



                                                                1997               1996
                                                                ----               ----
Cash flows from financing activities:
  Principal payments on
    debt obligations                                         $(136,604)          (136,106)
  Proceeds from debt obligations                               600,000             42,136
  Line of credit, net                                         (700,800)           625,000
  Principal payments on notes
    payable to directors                                            --            (87,500)
  Payment of capital lease obligations                         (16,854)           (14,814)
  Proceeds from issuance of common stock                        41,500             12,500
                                                             ---------           --------
        Net cash (used in) provided by
          financing activities                                (212,758)           441,216
                                                             ---------           --------

Net decrease in cash                                          (108,660)            (6,297)

Cash, beginning of year                                        116,449            122,746
                                                             ---------           --------

Cash, end of year                                            $   7,789            116,449
                                                             =========           ========



Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                 $  92,774             64,159
                                                             =========            =======

  Cash paid for interest expense                             $ 189,570            154,079
                                                             =========            =======

See Note 12 for information related to significant non cash investing and financing transactions during 1997.



                     The accompanying notes are an integral
                       part of these financial statements.

                                 PH GROUP, INC.

                          Notes to Financial Statements




Note 1 - Business Description:
         PH Group, Inc. (previously known as Resource General Corporation), an Ohio corporation, is the product of the merger of several companies, the oldest of which was incorporated in 1906. The primary operations of the Company are the manufacture and marketing of a line of hydraulic presses and injection molding equipment under the names PH Hydraulics, St. Lawrence Press and Trueblood. The principal market area of these product lines is North America. The Company also owns several real estate parcels held for investment in Ohio, and royalty interests in a number of oil and gas wells in southeastern Ohio.


Note 2 - Summary of Significant Accounting Policies:
         The following is a summary of certain significant accounting policies followed in the preparation of the financial statements.

         Inventories

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories at December 31, 1997 and 1996 consisted of the following:

                                          1997                1996
                                          ----                ----

         Raw materials               $  425,377              346,365
         Work-in-process              2,403,795              457,624
                                     ----------              -------
                                     $2,829,172              803,989
                                     ==========              =======

         The Company has in stock certain items which are held as replacement parts for previously built machines. Inventory of $39,000 in both 1997 and 1996 is shown on the balance sheet as a long-term asset which represents an estimate of this portion of total materials inventory at each year end which is not expected to be utilized or sold currently.

                                 PH GROUP, INC.

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

         Depreciation expense was $248,674 and $178,556 in 1997 and 1996, respectively.

         Oil and gas royalty interests
         Oil and gas royalty interests were valued at $180,000 when originally acquired, and subsequently written down to $113,345 in 1986 due to a decline in oil and gas prices. Oil and gas royalty interests are amortized based on actual oil and gas production compared to reserves estimated by a geological study. The annual amortization was $4,004 in 1997 and $9,000 in 1996.

         The accumulated amortization at December 31, 1997 and 1996 was $113,345 and $109,341, respectively.

         Land held for investment
         Land held for investment is valued at the lower of cost or market. Expenditures that add to the recoverable value of the property are capitalized as land development costs.

         Goodwill
         Goodwill is being amortized using the straight-line method over periods ranging from six to fifteen years for financial statement purposes. The amortization expense for 1997 and 1996 was $61,142 and $27,726, respectively. Goodwill on the financial statements is shown net of accumulated amortization at December 31, 1997 and 1996 of $136,026 and $74,884, respectively.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 2 - Summary of Significant Accounting Policies:  (contd)

         Non competition and consulting agreement
         Non competition and consulting agreements are being amortized using the straight-line method over the lives of the agreements which range from 32 to 116 months. The amortization expense for 1997 was $24,839. Amounts are presented in other non current assets net of accumulated amortization of $24,839 at December 31, 1997.

         Research and development costs
         Research and development costs are expensed as incurred. Research and development costs of $16,492 were expensed during 1996. There were no research and development costs in 1997.

         Revenue recognition
         Revenue from equipment sales and the related costs of sales are generally recognized when products are completed, and accepted for shipment by the customer, and all costs are incurred or subject to reasonable estimate. Advance payments from customers prior to completion are reported as customer deposits.

         Product warranty
         The Company generally provides a warranty against defects in its products for periods ranging from one to two years. A liability for estimated warranty costs is recognized on current sales. The Company has determined the estimate based on the historical relationship of actual warranty costs to sales revenue.

         Earnings per share
         Basic earnings per share amounts (EPS) are computed based on the weighted average number of common shares actually outstanding. Diluted EPS includes the effect on EPS of dilutive stock options and restricted stock subject to put options. Computation of the dilutive effect of stock option conversion is computed using the treasury stock method. Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective with the Company's year ended December 31, 1997. EP information for 1996 has been restated as required by the new standard. All EPS information for 1996 and 1997 reflects the retroactive impact of a five for four stock split which occurred January 2, 1998.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)




Note 2 - Summary of Significant Accounting Policies:  (contd)

         Earnings per share  (contd)
         A reconciliation of basic EPS to diluted EPS is as follows:

                                          1997                                        1996
                          ----------------------------------          ----------------------------------
                          Income          Shares         EPS          Income          Shares         EPS
                          ------          ------         ---          ------          ------         ---
Basic EPS
  Income available
    to common
    stockholders          $604,846        1,397,343      $.43         $367,712         1,357,303      $.27
                                                         ====                                         ====
Effect of Dilutive
  Securities
    Restricted stock
      issued in
      conjunction
      with "St. Lawrence"
      acquisition subject
      to put option             --           83,904                         --                --
    Outstanding stock
      options                   --          140,840                         --            56,090
                           -------        ---------                     ------          --------
Diluted EPS
  Income available to
    common stockholders
    and assumed
    conversions            $604,846       1,622,087      $.37         $367,712         1,413,393      $.26
                           ========       =========      ====         ========         =========      ====


         Use of estimates in financial statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                PH GROUP, INC.

                        Notes to Financial Statements
                                   (contd)



Note 3 - Bank Debt and Other Installment Obligations:

         Bank line of credit
         The Company has a line of credit agreement with a bank to borrow up to $2,500,000, subject to certain borrowing base restrictions. The line is secured as noted below. Interest is payable monthly at bank prime plus 1%. The agreement expires on April 1, 1998. Outstanding balances due were $457,049 and $1,157,849 at December 31, 1997 and 1996.

         Term debt
         Term debt consists of the following at December 31:

                                                         1997           1996
                                                         ----           ----
         Promissory note payable to bank at
         an interest rate of prime plus 1%,
         secured, due April 1, 1998. Personally
         guaranteed by the Company president
         and by an entity owned by certain
         shareholders.                                 $600,000           --

         Term loan payable to a bank at an
         interest rate of prime plus 1%, secured,
         requires monthly principal payments of
         $8,333 through November 2000.                  291,667      383,333

         Minimum contingent earnout liability on
         St. Lawrence Press asset acquisition.
         Requires minimum annual payments of $50,000
         including principal and interest through
         May 2001. An imputed interest rate of 9%
         has been applied to this obligation. The
         liability is subject to increase based on
         sales activity levels, (see Note 12).          124,774           --

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)




Note 3 - Bank Debt and Other Installment Obligations:

         Term debt (contd)

                                                          1997          1996
                                                          ----          ----
         Other installment notes at interest rates
         ranging from 5% to 10.25%, secured by
         certain vehicles and manufacturing
         equipment, requiring monthly principal and
         interest payments with various maturities
         through August 2000.                           87,287         132,225
                                                    ----------         -------

         Total                                       1,103,728         515,558

         Less current portion                          750,658         141,877
                                                    ----------         -------

         Long-term portion                          $  353,070         373,681
                                                    ==========         =======

         Maturities of long-term debt obligations for each year through expiration at December 31, 1997 are as follows:

                        1998             $750,658
                        1999              174,550
                        2000              132,648
                        2001               45,872

         The bank financing agreements, line of credit, promissory note, and term debt are secured by all property and equipment, accounts receivable, inventory and the assignment of the proceeds of a $500,000 life insurance policy. These agreements also contain several restrictive covenants regarding the following; tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio, current ratio, payment of dividends, and repurchase of common stock.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 4 - Income Taxes:
         The provision for income taxes on income before income taxes is comprised of the following for the years ended December 31:


                                                        1997           1996
                                                        ----           ----
                      Currently payable:
                      Federal                        $(419,800)      (68,500)
                      State and local                  (72,100)      (15,700)
                                                     ---------       -------
                        Total current                 (491,900)      (84,200)


                      Deferred tax benefit:
                      Federal                          160,600        41,000
                                                     ---------        ------
                      Provision for income taxes     $ 331,300        43,200
                                                     =========        ======


         The following is a reconciliation between the amount of reported income tax provision and the amount computed by multiplying income before income taxes by the applicable statutory federal income tax rate:

                                                          1997          1996
                                                          ----          ----
                  Expected Federal income
                    tax expense at statutory
                    rate of 34%                        $(318,300)     (139,700)
                  (Increases) decreases:
                      State and local taxes              (72,100)      (15,700)
                      Effect of graduated rates               --         6,800
                      Change in valuation
                        allowances on deferred
                        tax assets                        39,800        96,900
                      Other items, net                    19,300         8,500
                                                       ---------      --------
                  Provision for income taxes           $(331,300)      (43,200)
                                                       =========      ========

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 4 - Income Taxes:  (contd)
         Deferred taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                               1997               1996
                                               ------             ----
Deferred tax assets:
  Inventory                                  $104,900             42,700
  Oil and gas mineral rights                   28,700             26,300
  Deferred landfill development
    costs                                      47,600             45,500
  Accrued expenses                             79,400             33,800
  Alternative minimum tax credit                   --             31,900
  Goodwill                                     29,000             15,700
  Other items, net                              4,600              2,100
  Investment tax credits                           --              5,600
                                             --------            -------
                                              294,200            203,600
  Less:  Valuation allowance                  (54,000)           (93,800)
                                             --------            -------
  Gross deferred tax asset                    240,200            109,800
                                             --------            -------

Deferred tax liabilities:
  Depreciation                                 39,600             69,800
                                             --------            -------
  Gross deferred tax liability                 39,600             69,800
                                             --------            -------

Net deferred tax asset                       $200,600             40,000
                                             ========            =======

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

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 5 - Leases:

         Capital lease agreement (contd)

         Minimum future lease payments under the capital lease agreement as of December 31, 1997 for each year through expiration and in the aggregate are as follows:

         Year ending December 31:
                      1998                                    $23,633
                      1999                                     23,633
                      2000                                      1,968
                                                              -------
         Total minimum lease payments                         $49,234
         Less amount representing
           interest                                            (6,294)
                                                              -------

         Present value of minimum lease
           payments                                            42,940

         Long-term portion                                     23,765
                                                              -------

         Current portion                                      $19,175
                                                              =======

         Following is a summary of property held under capital lease agreement:

                                              1997                1996
                                              ----                ----

         Office Equipment                  $101,307              92,607

         Less: Accumulated
           depreciation                      57,304              37,043
                                           --------              ------

                                           $ 44,003              55,564
                                           ========              ======

         The interest rate on the capital lease agreement is 13%. The Company imputes interest based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

         Depreciation on assets held under capital leases for 1997 and 1996 was $20,261 and $18,522, respectively.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 5 - Leases:  (contd)

         Operating lease agreements
         During 1989, the Company entered into an agreement to lease office and manufacturing space in Columbus, Ohio. The lease period is 125 months with renewal options for an additional three years and an option to buy the facility at the conclusion of the lease for its fair market value. The lease was structured with a rent abatement for the first five months of the lease and monthly payments starting thereafter at $4,548, escalating to $7,340. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Company has recorded the lease expense on a straight-line basis.

         During May 1997, the Company entered into an agreement to lease office and manufacturing space in Romulus, Michigan. The lease requires monthly payments of $14,850, plus a proportionate share of the operating expenses. The agreement expires in April 2002, with an option for early termination in April 1999. A portion of this space is subleased for $2,400 per month, plus a proportionate share of the operating expenses, under a month to month operating lease agreement.

         Minimum future rental payments for the above noncancelable operating leases having remaining terms in excess of one year as of December 31, 1997, for each year through expiration/cancellation are as follows:

                 1998                                          $266,280
                 1999                                           118,120
                                                               --------
                 Total minimum future
                   rental payments                             $384,400
                                                               ========

         Rental expense under all operating leases was approximately $182,000 in 1997 and $73,000 in 1996.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 6 - Fair Value of Financial Instruments:
         Estimated fair values of the Company's significant financial instruments, all of which are held for non- trading purposes approximate their carrying amounts at December 31, 1997 and 1996. The fair values of bank line of credit and long-term debt including current portions, are based on current rates at which the Company could borrow funds with similar remaining maturities.

Note 7 - Stock Options:
         The Company has a fixed director's stock option plan. Under this plan the Company can grant up to 6,250 options per newly elected director after May 1996. The maximum term of the options is ten years and they become fully vested at the end of two years. Directors who held their position before May 1996 could receive up to 25,000 options which were fully vested upon receipt, and expire in the year 2005. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. All stock option information in these financial statements has been adjusted to reflect the impact of a five for four stock split in January of 1998 (see Note 14).

         The Company applies APB Opinion No. 25 in accounting for its stock options plan, accordingly, no compensation cost has been recognized in 1997 and 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                              1997                   1996
                                              ----                   ----
         Net income
           As reported                     $604,846                 367,712
           Pro forma                        545,276                 354,712

         Earnings per share
           As reported - basic                .43                     .27
           Pro forma - basic                  .39                     .26
           As reported - diluted              .37                     .26
           Pro forma - diluted                .34                     .25

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 7 - Stock Options:  (contd)
         The fair value of each option granted is estimated on the grant date using the Black-Scholes Formula. The following weighted average assumptions were made in estimating the fair value for options granted in 1997 and 1996, respectively: risk-free interest rates of 6.25% and 6.84%; and volatility factors of 1.84, and .001. The expected life of the options was assumed at 4 years and the expected dividend yields were assumed to be 0% for both 1997 and 1996.

         The following table summarizes stock option activity:

                                                     1997                        1996
                                           ------------------------       --------------------
                                                           Weighted                   Weighted
                                                           Average                     Average
                                                           Exercise                   Exercise
                                           Options          Price         Options       Price
                                           -------         --------       -------     --------
Outstanding at
  beginning of year                         252,500         $0.86         217,500       $0.80
Granted                                      32,500          1.68          62,500        1.04
Exercised                                   (52,250)         0.81          (2,500)       1.00
Forfeited or
  expired                                        --            --         (25,000)       0.80
                                            -------                       -------
Outstanding at
  end of year                               233,750         $1.02         252,500       $0.86
                                            =======         =====         =======       =====

Exercisable at end
  of year                                   179,750         $1.01         194,000       $0.84
                                            =======         =====         =======       =====

Weighted average fair
  value of options
  granted during the
  year                                                      $2.29                       $0.30
                                                            =====                       =====

         Exercise prices range from $.80 to $2.60 per share for options outstanding at December 31, 1997.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 7 - Stock Options:  (contd)
         The Company adopted the 1997 Stock Incentive Plan at its annual meeting of shareholders in April 1997. This plan allows the Board of Directors to grant stock options for up to 187,500 shares of the Company's stock to employees, directors and consultants. Options to acquire Company stock for employees and consultants shall not be granted with exercise prices less than the fair market value of a share on the date of the grant. The number of shares granted to employees and consultants is at the discretion of the board. Shares to be granted to non-employee directors shall be up to 3,750 shares per director per year depending on the relative increase in income before taxes over the prior calendar year. Options granted to non-employee directors are to be made at exercise prices equal to the fair value of the stock at the date of the annual meeting occurring in the performance year. No options had been granted under this plan as of December 31, 1997. However, income level for 1997 will require that options to purchase 18,750 shares, in the aggregate, at $2.60 per share be granted to non-employee directors on the date of the Company's 1998 annual meeting of shareholders.

         On January 21, 1998 options for 55,700 shares were granted to employees and executives of the Company. Exercise price for these options is $3.06 per share.

Note 8 - Transactions with Related Parties:
         In 1996 fees of $19,600 were paid to a director for services provided to the Company.

         In 1997 fees of $85,000 were incurred to an entity owned by certain shareholders in regards to activities involving the St. Lawrence Press asset acquisition, (see Note 12). At December 31, 1997 a liability of $32,000 is due to this entity and presented in accounts payable.

         The Company's president and an entity owned by certain shareholders have guaranteed a note payable for $600,000, see Note 3.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 8 - Transactions with Related Parties:  (contd)
         In December 1996 the Company agreed to lend $59,000 to an entity owned by certain shareholders. At December 31, 1997 the outstanding balance was $53,100, with $5,900 in other current assets and $47,200 in other non-current assets. At December 31, 1996 the outstanding balance was $45,000 with $5,900 in other current assets and $39,100 in other non-current assets. Interest is computed on the outstanding principal amount at a rate of bank prime plus 1.25%. Principal repayment is $5,900 per year for 1998 and 1999. The remaining balance is due in 2000.

Note 9 - Significant Customers and Industry Concentration:
         A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. One of the Company's customers accounted for approximately 29% of the sales in 1997 and 33% of the accounts receivable balance at December 31, 1997. One of the Company's customers accounted for 14% of sales in 1996 and 4% of the accounts receivable balance at December 31, 1996.

         Generally, the Company performs ongoing credit evaluation of its customers' financial condition.

Note 10 -Deferred Compensation Plans:
         The Company has entered into individual deferred compensation contracts with several key employees. The Company has invested in corporate-owned variable annuity investments to fund these agreements. The deferred compensation benefits do not vest until the employee has completed nine to ten years of service from the contract date. The deferred compensation expense recognized during 1997 and 1996 was $6,551 and $6,366, respectively.

Note 11 -Profit-Sharing Plan:
         The Company sponsors a profit-sharing plan covering employees completing at least six months of service, working at least 1,000 annual hours, and having attained the age of 21. Contributions to the plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code Section 401(k). Profit-sharing expense was approximately $51,900 in 1997, and $44,500 in 1996.

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)




Note 12 -Business Combination:
         On April 30, 1997, the Company acquired certain net assets of the St. Lawrence Press Company in a business combination accounted for as a purchase. The acquired business is engaged in the production, development and sales of various multi-ton hydraulic presses. The results of operations of the acquired business are included in the financial statements from the date of acquisition. The $1,257,430 purchase price, including acquisition costs, exceeded the value of the net tangible assets acquired by $910,418. The excess amount was allocated as follows: Goodwill $763,863; Consulting Agreements $109,915; and Noncompetition Agreements $36,640. These intangible assets are being amortized over fifteen years for the Goodwill and the specific lives of the Noncompetition and Consulting Agreements which range from 32 to 116 months.

         The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases. The increases are based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $170,275 liability has been included on the financial statements (see Note 3) for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

         The acquisition was funded with cash, the assumption of liabilities, notes payable, and restricted common stock which is subject to a repurchase agreement, (see Note 13).

                                 PH GROUP, INC.

                          Notes to Financial Statements
                                     (contd)



Note 13 - Common Shares Subject to Repurchase:

          In conjunction with the St. Lawrence Press asset acquisition discussed in Note 12, the Company has issued 125,000 shares of common stock which are subject to a repurchase agreement. The issued shares are subject to restrictions on their transfer and voting rights. The Company has guaranteed the value of these shares by providing the holders four separate put rights which can require the Company to redeem these shares as follows: 31,250 shares on April 30, 1998 at $1.60 per share; 31,250 shares on April 30, 1999 at $2.40 per share; 31,250 shares on April 30, 2000 at $2.80 per share; and, 31,250 shares on April 30, 2001 at $3.20 per share. Each separate put option is not exercisable until the dates shown above and expires one year from this vesting date. The holders are required to attempt to sell the shares in the market at a price equal to or greater than the minimum share price for 90 days prior to requiring the Company to redeem them.

          On the date issued, there was no significant difference between the estimated fair value of the common shares subject to repurchase and the future mandatory redemption amounts.

Note 14 - Subsequent Event-Stock Split:

          On January 2, 1998 the Board of Directors declared a five for four split of the Company's common stock, payable to shareholders of record on December 15, 1997. All common stock, stock option, and earnings per share information has been restated to give retroactive effect for the split in the 1997 and 1996 financial statements.

                                  EXHIBIT INDEX

                                                                                          Page in
                                                                                        Sequentially
                                                                                         Numbered
Exhibit No.                         Description                                             Copy
-----------                         -----------                                             ----
2.1.              Asset Purchase Agreement, dated as of April 30, 1997,
                  between PH Group Inc. and St. Lawrence Press Company, Inc.
                  (incorporated by reference to Exhibit 2 of the Company's
                  Quarterly Report on Form 10-QSB for the quarterly period ended
                  March 31, 1997; Commission File No. 0-8115).                                *

3.1.              Amended and Restated Articles of Incorporation of the Company
                  (reflecting the Amended Articles of Incorporation and all
                  amendments thereto) (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the
                  quarterly period ended March 31, 1997; Commission File
                  No. 0-8115) (the "1st Quarter 10-QSB").                                     *

3.2.              Amended and Restated Code of Regulations of the Company
                  (reflecting the Amended Code of Regulations and all amendments thereto) (incorporated by reference to Exhibit 3.2 to the 1st
                  Quarter 10-QSB).                                                            *

4.1.              See Articles III, IV, V and VI of the Amended and Restated
                  Articles of Incorporation of the Company (reflecting the Amended Articles of Incorporation and all amendments thereto)
                  (incorporated by reference to Exhibit 3.1 to the 1st Quarter
                  10-QSB).

4.2.              See Article I, Section 1(F), 2, and 3 of Article II, Article
                  IV and Sections 1 and 3 of Article V of the Amended and
                  Restated Code of Regulations of the Company (reflecting the
                  Code of Regulations and all amendments thereto) (incorporated by reference to Exhibit 3.2 to the 1st Quarter 10-QSB).

10.1.             Bank Lending Agreement (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the year
                  ended December 31, 1995; Commission File No. 0-8115)                        *

10.2.             Option Agreement between the Company and Charles T. Sherman
                  dated January 23, 1997.                                                     37

10.3.             Employment Agreement between the Company and Charles T. Sherman
                  dated January 23, 1997.                                                     40

10.4.             Split Dollar Agreement between the Company and Charles T. Sherman
                  dated September 11, 1997                                                    47

10.5.             PH Group Inc. 1997 Stock Incentive Plan.                                    52

10.6.             PH Group Inc. Employee Stock Purchase Plan.                                 65


23.1              Consent of Greene & Wallace, Inc.                                           75

24.1.             Powers of Attorney.                                                             76

24.2.             Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company
                  to sign pursuant to a power of attorney.                                        83

27. Financial Data Schedule (submitted electronically for SEC information only).

---
*Incorporated by reference