Form 10QSB
period 1998-03-31
PH GROUP INC
filed 1998-05-14
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------
                                   FORM 10-QSB
           ----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998   Comm. File No.   0-8115
------------------------------------------------               ----------

                                 PH GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Ohio                                          31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

             2365 Scioto Harper Drive, Columbus, Ohio       43204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (614) 279-8877
                                                   ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,588,731 common shares, without par value, outstanding as of March 31, 1998.

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

The accounting policies followed by PH Group, Inc. (the Company), are set forth in Note 2 to the financial statements in the Company's 1997 FORM 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the /three months period ended March 31, 1998 are not necessarily indicative of the results to be expected for the whole year.

Note 2. Inventories
-------------------

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at March 31, 1998 and December 31, 1997 were as follows.

                         March 31, 1998       Dec. 31, 1997
                         --------------       -------------

Raw Materials              $  377,268          $  386,377
Work In Process             2,273,417           2,403,795
Finished Goods                      0                   0
                           ----------          ----------
Inventory included
in Current Assets          $2,650,685          $2,790,172
                           ----------          ----------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
The Company maintained the strong revenue flow in the first quarter of 1998 on the heels of record performance of fiscal 1997. This is primarily the result of entering 1998 with a backlog of $6.5 million. Orders for the first quarter matched revenues for the same period, as ending backlog at March 31 is $6.6 million.

1998 COMPARED TO 1997
Revenues for the first quarter of 1998 totaled $4.2 million, an 83% increase over the same period in 1997. These revenues generated operating income of $0.3 million, and income before taxes of $0.2 million. The Company uses an effective tax rate of 35% for book recognition purposes.

During the last quarter of 1997 the Company quoted and received an order for $1.2 million. In the quotation estimating the Company under estimated the labor and material costs to complete the order. This order comprised 22.5 percent of the first quarter shipments with a gross margin of less than 20 percent compared to an expected gross profit margin of 28 percent. This order is the major reason for the decrease in gross margin in the first quarter. The Company's second quarter results will also be adversely affected as there is still $242,837 to be shipped of the above order. The remainder of the first quarter orders remained constant to its historical averages.

Labor as a percent of total revenues improved to 13.0% versus 17.2% in the first quarter of 1997. The Company believes that it has available labor supply to meet the years scheduled shipments.

Salary, General and Administrative costs rose considerably ($800 thousand versus $500 thousand) compared to the previous year. Interest expense is 135% greater in the first quarter of this year. The increase in interest expense is due to increased line of credit borrowings to finance the 83% sales increase. Additionally, the Company has $500 thousand in acquisition debt for the St. Lawrence purchase. The acquisition debt was not incurred until the second quarter 1997. The Company engaged an investment banker to raise equity through the sale of preferred stock. If the Company is successful in raising the equity a portion of the proceeds will be used to pay down debt, reducing interest expense. The Company expects to receive the equity funds in the third quarter. As a percent of revenues, SG&A represented 19.0% in the quarter, compared to 23.2% in 1997. The Company seeks to keep SG&A costs at the minimal possible levels, and yet be able to optimize future business opportunities.

LIQUIDITY AND CAPITAL RESOURCES
The financial position of The Company continues to improve as the result of the continued growth in revenues and profits. Net worth increased in the period by $169,000 to $1,953,000. This is an increase of 9.5% compared to the year ending 1997. Working capital increased to $408,000, or 4.5% of total assets. For the year ended 1997 working capital stood at $169,000, which was 2.0% of total assets. In the first quarter inventories decreased from the fourth quarter 1997 level by $139,000. This decrease results from the shipments in the first quarter. The Company's accounts receivable balance for the quarter increased by $1.0 million. Accounts payable for the quarter increased by $665,000 to $2,617,000.

Our net income of $133,000 in addition to non-cash expenses of $75,000 generated cash flow $208,000 for the quarter. Property, plant and equipment (net of depreciation) remained relatively unchanged in the quarter.

The Company currently has available to it $2.5 million in a bank line of credit. The line is backed by the receivables and inventory of the company. The company also has a term loan balance of

$267,000 which is secured by company fixed assets. The unused and available funds on the credit line at March 31, 1998 were in excess of $1,000,000.

The Company is reviewing its computer systems and programs to ensure that they will function properly and be Year 2000 ready. The Company expects to upgrade or replace the existing systems. The Company presently believes that by modifying existing software and converting to new software, Year 2000 will not present a significant operational problem for The Company's computer system. The Company does not expect that the cost of the efforts will be material to the financial position or results of operation of any subsequent year.


                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 25, 1998, 2,500 options were exercised by an inside Director at $.80 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to issue these common shares upon exercise.

On February 23, 1998, 23,750 options were exercised by an outside Director at $.80 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to issue these common shares upon exercise.

On February 24, 1998, 18,750 options were exercised at $.80 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to issue these common shares upon exercise.

All of the proceeds were used for working capital.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of the shareholders of the Company was held April
         30, 1998.

(b) The matters voted upon at the Annual meeting and the results of the voting are set forth below:

         (i) The shareholders voted 1,109,567 shares in favor, 14,432 shares against and withheld authority on 10,385 votes with respect to amending Article IV of the Amended Articles of Incorporation to authorize issuance of 2,500,000 Preferred Shares, without par value.

         (ii) The shareholders voted 1,115,007 in favor, 11,462 shares against, and withheld authority of 9,760 votes with respect to amending Sections 2 and 5 of the Articles of the Amended Code of Regulations, deleting references therein to "common" shares and to substitute therefore "voting " shares.

         (iii) The shareholders voted as follows with respect to the election of directors:
                                            Shares in Favor    Shares Withheld

                    Alida L. Breen            1,259,550             2,765
                    David H. Montgomery       1,258,300             4,015
                    Charles T. Sherman        1,259,050             3,265


ITEM 6.           EXHIBITS AND REPORTS


         (a)      List of Exhibits

                  Amended and Restated Articles of Incorporation of the Company as filed

             (27)       Financial Data Schedule (filed electronically)


                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     PH GROUP, INC,
                                                     AN OHIO CORPORATION


DATE:  MAY 8, 1998                                   BY: \S\ CHARLES T. SHERMAN
     ----------------------                              ----------------------
                                                          CHARLES T. SHERMAN
                                                          PRESIDENT


                    EXHIBIT INDEX

 Exhibit Number       Description                     Page #
 --------------       -----------                     ------
       A             Amended Articles of Inc.

       27            Financial Data Schedule          Filed electronically

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           MARCH 31         DEC. 31
ASSETS                                                       1998            1997
------                                                   -----------      -----------
Current Assets
Cash                                                     $     5,044      $     7,789
Accounts Receivable                                      $ 3,821,299      $ 2,834,678
Inventories                                              $ 2,650,685      $ 2,790,172
Deferred Income Taxes                                    $   150,500      $   150,500
Other Current Assets                                     $   167,551      $   193,798
                                                         -----------      -----------

       Total Current Assets                              $ 6,795,079      $ 5,976,937
                                                         -----------      -----------

Property and Equipment, at cost
       Office Equipment                                  $   634,538      $   621,933
       Manufacturing Equipment                           $ 1,094,344      $ 1,053,198
       Leasehold Improvements                            $   274,050      $   265,564
       Vehicles                                          $   166,180      $   166,180
                                                         -----------      -----------
                                                         $ 2,169,112      $ 2,106,875

       Less: Accumulated Depreciation & Amortization     $(1,187,055)     $(1,112,086)
                                                         -----------      -----------
Net Property and Equipment                               $   982,057      $   994,789
                                                         -----------      -----------

Other Non-Current Assets
------------------------
Inventory, Longterm Portion                              $    39,000      $    39,000
Land Held for Investment                                 $   169,720      $   169,720
Goodwill, net                                            $   766,346      $   785,899
Deferred Income Taxes                                    $    50,100      $    50,100
Other Noncurrent Assets                                  $   227,064      $   278,132
                                                         -----------      -----------
       Total Other Non-Current Assets                    $ 1,252,230      $ 1,322,851
                                                         -----------      -----------

TOTAL ASSETS                                             $ 9,029,366      $ 8,294,577
============                                             ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                         MARCH 31          DEC. 31
LIABILITIES                                                1998             1997
-----------                                             -----------      -----------
Accounts Payable                                        $ 2,616,785      $1,950,925
Bank Line of Credit                                     $ 1,406,349      $  457,049
Current Portion of Long-Term Debt                       $   649,377      $  750,658
Current Portion of Capital Lease Oblig                  $    19,804      $   19,175
Income Taxes Payable                                    $   105,639      $  422,626
Accrued Expenses and Taxes                              $   229,600      $  485,635
Advance Billings                                        $ 1,358,752      $1,722,235
                                                        -----------      ----------
       Total Current Liabilities                        $ 6,386,306      $5,808,303
                                                        -----------      ----------

Noncurrent Liabilities, all less Current Portions:
       Long-Term Debt                                   $   343,529      $  353,070
       Capital Lease Obligations                        $    18,572      $   23,765
       Deferred Compensation                            $    15,417      $   12,916
                                                        -----------      ----------

       Total Noncurrent Liabilities                     $   377,518      $  389,751
                                                        -----------      ----------

       Total Liabilities                                $ 6,763,824      $6,198,054
                                                        -----------      ----------

Redeemable Common Stock                                 $   312,500      $  312,500
                                                        -----------      ----------


Shareholders' Equity
--------------------

Common Stock, with no par value, authorized
10,000,000 shares; issued and outstanding 1,588,731
at stated value                                         $    11,710      $   11,350
Additional Paid- In Capital                             $ 1,327,691      $1,292,051
Retained Earnings (deficit)                             $   614,111      $  480,622
Treasury Stock                                          $     (470)      $        0
                                                        -----------      ----------
Total Shareholders' Equity                              $ 1,953,042      $1,784,023



TOTAL LIABILITIES AND EQUITY                            $ 9,029,366      $8,294,577
============================                            ===========      ==========


    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                              MARCH 31          MARCH 31
                                                1998              1997
                                             -----------      -----------

NET SALES                                    $ 4,200,528      $ 2,297,708
---------

Cost of Goods Sold                           $ 3,116,594      $ 1,641,496
                                             -----------      -----------

Gross Margin                                 $ 1,083,934      $   656,212

Selling, General and
and Administrative Expense                   $   799,368      $   532,826
                                             -----------      -----------

Operating Income                             $   284,566      $   123,386
                                             -----------      -----------

Other Income (Expense)
       Interest Income                       $     3,417      $       418
       Interest(Expense)                     ($   78,368)     ($   33,302)
       Oil & Gas Royalties, After Amort      $       687      ($    1,521)
       Other                                 ($    3,667)     $        --
                                             -----------      -----------

Total Other Income (Expense)                 ($   77,931)     ($   34,405)
                                             -----------      -----------

Income Before Income Taxes                   $   206,635      $    88,981


Provision for Taxes                          $    73,000      $    18,000

                                             -----------      -----------
NET INCOME                                   $   133,635      $    70,981
----------                                   ===========      ===========

PER SHARE DATA:
Basic Earnings per Share                     $      0.09      $      0.05
                                             ===========      ===========

Diluted Earnings per Share                   $      0.08      $      0.05
                                             ===========      ===========

Weighted Average Common Shares
   Outstanding (1)                             1,438,078        1,378,525
                                             ===========      ===========


(1)  Adjusted for stock split January 2, 1998


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31
                                                             1998           1997
                                                           ---------      ---------
Cash Flow From Operating Activities
Net Income                                                 $ 133,635      $  70,981
  Adjustments to Reconcile Net Income to Net Cash
       Depreciation and Amortization                       $  74,969      $  56,386
       Loss (Gain) on Sale of Property and Equipment       $   3,667      $       0

Changes in Certain Assets and Liabilities
       Decrease (Increase) in Accounts Receivable          $(986,621)     $ 131,716
       Decrease (Increase) in Inventory                    $ 139,487      $(528,374)
       Decrease (Increase) in Other Current Assets         $  26,247      $ (93,205)
       Decrease (Increase) in Other Non Current Assets     $  51,068      $  (8,773)
       Increase (Decrease) in Accounts Payable             $ 665,860      $ 774,357
       Increase (Decrease) in Income Taxes Payable         $(316,987)     $ (13,260)
       Increase (Decrease) in Deferred Income Taxes        $       0      $       0
       Increase (Decrease) in Deferred Compensation        $   2,501      $   3,819
       Increase (Decrease) in Accrued Exp and Taxes        $(256,035)     $(114,985)
       Increase (Decrease) in Advanced Billings            $(363,483)     $(136,877)
                                                           ---------      ---------

Net Cash Provided By Operating Activities                  $(825,692)     $ 141,785
-----------------------------------------                  ---------      ---------

Cash Flows from Investing Activities
       Proceeds from Sale of Equipment                     $       0      $       0
       Capital Expenditures for Property and Equipment     $ (66,050)     $ (49,048)
       (Increase) Decrease in Other Long Term Assets       $  19,553      $       0
       (Increase) Decrease in Other Investments            $       0      $    (450)
                                                           ---------      ---------

Net Cash Used In Investing Activities                      $ (46,497)     $ (49,498)
-------------------------------------                      ---------      ---------

Cash Flows from Financing Activities
       Principal Payments of Debt Obligations              $(115,386)     $ (39,236)
       Change in Line of Credit, net                       $ 949,300      $(189,000)
       Proceeds from Notes Payable                         $       0      $       0
       Repayment of Advances from Directors                $       0      $       0
       Proceeds from issuance of Common Stock              $  35,530      $  20,000
                                                           ---------      ---------

Net Cash Used In Financing Activities                      $ 869,444      $(208,236)
-------------------------------------                      ---------      ---------

Net (Decrease) in Cash                                     $  (2,745)     $(115,949)
Cash, Beginning of Period                                  $   7,789      $ 116,449
                                                           ---------      ---------

CASH, END OF PERIOD                                        $   5,044      $     500
-------------------                                        =========      =========


    The accompanying notes are an integral part of the financial statements.