Form 10QSB
period 1998-06-30
PH GROUP INC
filed 1998-08-14
CIK 35305

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
--------------------------------------------

                                 PH GROUP, INC.
                  --------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                Commission File No. 0-8115         31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                         Identification Number)

       2365 Scioto Harper Drive, Columbus, Ohio                      43204
       -------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877
                                                     --------------

                                 Not Applicable
       -------------------------------------------------------------------
         (Former name or former address, if changed since last report.)



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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,591,081 common shares, without par value, outstanding as of June 30, 1998.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. The results of the operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the whole year.


Note 2. Inventories
-------------------

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at June 30, 1998 and December 31, 1997 were as follows.


                                    June 30, 1998      Dec. 31, 1997
                                    -------------      -------------

Raw Materials                       $     415,052      $     386,377
Work In Process                         2,565,808          2,403,795
Finished Goods                                  0                  0
                                    -------------      -------------
Inventory included
in Current Assets $                     2,980,860      $   2,790,172
                                    -------------      -------------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.


Note 3. Comprehensive Income
----------------------------

PH Group, Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. PH Group, Inc. does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $11,239 and $208,707 for the three months ended June 30, 1998 and 1997, respectively; total comprehensive income amounted to $144,874 and $279,688 for the six months ended June 30, 1998 and 1997, respectively.

Note 4. Earnings per Common Share
---------------------------------

PH Group, Inc. presents earnings per common share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period, adjusted for the redeemable common shares. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 1998, weighted average shares increased for the computation of diluted income per share by 241,992 due to the effect of stock options; this effect reduced net income per share by $nil and $.01 for the three and six months ended June 30, 1998, respectively. In calculating net income per share for the three and six months ended June 30, 1997, weighted average shares increased for the computation of diluted income per share by 165,594 due to the effect of stock options; this effect reduced net income per share by $.02 and $.02 for the three and six months ended June 30,1997, respectively, due to the effect of stock options, which had no appreciable effect on net income per share.


Note 5. Recently Issued Financial Accounting Standards
------------------------------------------------------

In June 1997, the Financial Accounting Standard Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires adoption in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined what, if any, impact the adoption of this Statement will have on its financial statements.

ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
3 MONTHS ENDED JUNE 30, 1998

SALES
The Company experienced mixed results for the second quarter. Second quarter revenues increased by 4 percent to $3.2 million. The revenue increases are a result of beginning the year with a $7.1 million backlog and an increase in orders for small hydraulic presses late in the first quarter of 1998.

GROSS MARGIN
The Company's gross margins have decreased from 33 percent for the three months in 1997 to 28 percent for the same period in 1998. The major reason for the decline in the second quarter was that the Company incurred higher than projected manufacturing costs related to special press quotes in 1997 that turned into orders and shipped in 1998.

SG&A
Salary, General and Administrative costs (SG&A) have increased by 14 percent for the quarter in 1998 over the same period in 1997. St. Lawrence Press expenses account for a major portion of this increase. The Company expects to significantly reduce its SG&A costs as a percent of sales when it completes the closure of its Romulus plant and moves all operation to Columbus.

INTEREST EXPENSE
In the second quarter interest expense decreased 19% versus the same period in 1997. Improved cash flow allowed us to rely less on the line of credit to finance daily working capital.


SIX MONTHS 1998 COMPARED TO 1997

SALES
Revenues for the first six months of 1998 totaled $7.4 million, a 37.6 percent increase over the same period in 1997. These revenues generated operating income of $.3 million, which is a 17 percent decrease from the same period in 1997. Income before taxes decreased 26.5 percent to $.2 million.

GROSS MARGIN
Gross Margin in 1998 has been adversely affected by the shipment of highly specialized presses. The presses had new technology and were unique to a given customer specification. Material cost for the period was 49.3 percent of sales compared to 47.8 percent for all of 1997. Sales projections were significantly under the actual material, labor and engineering required to meet customer specifications. This shortfall was primarily associated with two large orders that comprised 21.5 percent of the six month shipments.

Labor as a percent of sales improved to 9.0 percent versus 10.2 percent in 1997. The decision to move the St. Lawrence operation to Columbus has resulted in the loss of shop personnel at the Romulus facility. Staffing has been covered with lower paid personnel from Columbus. Although this has resulted in reduced labor costs, no real savings have occurred as travel expense increases have made up for any difference in labor rates.

SG&A
Salary, General and Administrative costs rose considerably ($1.6 million versus $1.3 million) in 1997.
As a percent of sales, SG&A represented 22.2 percent in 1998 compared to 23.6 percent in 1997. With the consolidation of the Romulus facility, salary expense will decrease in the second half of the year due to the elimination of duplicate position at the two facilities.

Professional services for the first six months of 1998 were $149,000 versus $142,000 for the same period in 1997. Management believes many of the charges will not be duplicated in the second half of the year. The Company seeks to keep SG&A costs at a minimal level to be able to optimize future business opportunities.

INTEREST EXPENSE
Interest expense for the first six months of 1998 is 48.7 percent greater than the same period in 1997 primarily due to the debt of acquiring St. Lawrence Press. Additionally, the manufacture of St. Lawrence presses requires significantly larger manufacturing processes which increases the amount of time that it takes the Company to convert the order to cash.

LIQUIDITY AND CAPITAL RESOURCES
Net worth increased in the period by $253,000 to $2,037,000. This is an increase of 14 percent compared to 1997. Working capital increased to $417,000 or 5.4 percent of total assets. For the year ended 1997, working capital stood at $169,000 which was 2.0 percent of total assets. Inventories increased from 1997 year end levels by $191,000 to $3,020,000. This increase is the result of longer production cycles on specialized machines. The inventory build-up is financed by drawing on the line of credit. The outstanding balance has increased 323 percent to $1,934,000. This had increased interest expense for the period. The accounts receivable balance has decreased by $665,000 in the period as longer production times result in lengthy billing cycles.

The Company is reducing its reliance on special machines by introducing standard presses for both its hydraulic presses and injection molding machines. The Company, for the first time, has completed pricing matrices for its hydraulic presses. These matrices will allow for standard pricing and in-field quoting. Standard pricing is also being completed for the company's injection molding machines.

It is anticipated a portion of the relocation expense associated with the closing of St. Lawrence will be reimbursed to the Company because the site is under condemnation by an eminent domain order.


INCOME TAXES
For the six months ended June 30,1998 income tax expense is 27% greater than the same period in 1997. For the current year, we are accruing taxes based on the 1997 effective tax rate.


NET INCOME
Net income for the first six months was $145,000 while non-cash expenses were $202,000 generating cash flow of $347,000. Property, plant and equipment (net of depreciation) decreased by $20,000 in the first six months of the year.


On July 2, 1998, the Company signed a new credit agreement with its bank. The Company increased its line of credit to $3,500,000. the Company also entered into a term loan of

$1,200,000. In the negotiation of both the line of credit and term loan, the company was able to significantly reduce its interest rate.

The Company has signed a letter of intent to acquire certain assets and liabilities of a company that manufactures injection molding machines, and has begun the process of due diligence. The outcome of this acquisition is unknown at this time.

YEAR 2000 COMPLIANCE
The Company is reviewing its computer system and programs to ensure that they will function properly and be Year 2000 compliant. The company has upgraded or replaced most existing systems. The Company presently is upgrading or modifying existing software and will convert to new software as necessary. The Company does not believe Year 2000 will present a significant operational problem for the computer system. The Company does not expect the cost of the efforts to be material to the financial position or results of operation of any subsequent year.




                           PART II - OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

(a) As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than December 10, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to February 23, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.




ITEM 6.        EXHIBITS AND REPORTS

      (27)     Financial Data Schedule (filed electronically)


                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         PH GROUP, INC.,
                                         AN OHIO CORPORATION


DATE:  AUGUST 13, 1998                   BY: /s/ CHARLES T. SHERMAN
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
               27             Financial Data Schedule          Filed electronically

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET


                                                               JUNE 30
                                                                1998              DEC. 31
ASSETS                                                       (UNAUDITED)           1997
                                                          --------------       --------------

Current Assets
--------------
Cash                                                      $       16,800       $        7,789
Accounts Receivable                                            2,180,841            2,834,678
Inventories                                                    2,980,860            2,790,172
Deferred Income Taxes                                            150,500              150,500
Other Current Assets                                             176,906              193,798
                                                          --------------       --------------

       Total Current Assets                                    5,505,907            5,976,937
                                                          --------------       --------------

Property and Equipment, at cost
       Office Equipment                                          655,578              621,933
       Manufacturing Equipment                                 1,100,203            1,053,198
       Leasehold Improvements                                    281,822              265,564
       Vehicles                                                  166,180              166,180
                                                          --------------       --------------
                                                               2,203,783            2,106,875

       Less: Accumulated Depreciation & Amortization          (1,228,392)          (1,112,086)
                                                          --------------       --------------
Net Property and Equipment                                       975,391              994,789
                                                          --------------       --------------

Other Non-Current Assets
------------------------
Inventory, Longterm Portion                                       39,000               39,000
Land Held for Investment                                         169,720              169,720
Goodwill, net                                                    746,795              785,899
Deferred Income Taxes                                             50,100               50,100
Other Noncurrent Assets                                          214,135              278,132
                                                          --------------       --------------
       Total Other Non-Current Assets                          1,219,750            1,322,851
                                                          --------------       --------------

TOTAL ASSETS                                              $    7,701,048       $    8,294,577
========================                                  ==============       ==============



The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET


                                                                                                  JUNE 30
                                                                                                    1998           DEC. 31
LIABILITIES                                                                                     (UNAUDITED)          1997
-----------                                                                                     -----------       -----------

Accounts Payable                                                                                $ 1,886,109       $ 1,950,925
Bank Line of Credit                                                                               1,934,349           457,049
Current Portion of Long-Term Debt                                                                   592,725           750,658
Current Portion of Capital Lease Oblig.                                                              20,453            19,175
Income Taxes Payable                                                                                      -           422,626
Accrued Expenses and Taxes                                                                          158,079           485,635
Advance Billings                                                                                    496,363         1,722,235
                                                                                                -----------       -----------
       Total Current Liabilities                                                                  5,088,078         5,808,303
                                                                                                -----------       -----------

Noncurrent Liabilities, all less Current Portions:
       Long-Term Debt                                                                               281,883           353,070
       Capital Lease Obligations                                                                     13,208            23,765
       Deferred Compensation                                                                         17,916            12,916
                                                                                                -----------       -----------

       Total Noncurrent Liabilities                                                                 313,007           389,751
                                                                                                -----------       -----------

       Total Liabilities                                                                          5,401,085         6,198,054
                                                                                                -----------       -----------

Redeemable Common Stock                                                                             262,500           312,500
                                                                                                -----------       -----------


Shareholders' Equity
--------------------
Common Stock, with no par value, authorized
10,000,000 shares; issued and outstanding 1,591,081
at stated value                                                                                      12,168            11,350
Additional Paid- In Capital                                                                       1,400,414         1,292,051
Retained Earnings                                                                                   625,351           480,622
Treasury Stock                                                                                         (470)                -
                                                                                                -----------       -----------
Total Shareholders' Equity                                                                        2,037,463         1,784,023



TOTAL LIABILITIES AND EQUITY                                                                    $ 7,701,048       $ 8,294,577
----------------------------                                                                    ===========       ===========


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30          JUNE 30          JUNE 30          JUNE 30
                                                                    1998             1997             1998             1997
                                                                ------------     ------------     ------------     ------------

NET SALES                                                       $  3,185,492     $  3,069,482     $  7,386,020     $  5,367,190
---------

Cost of Goods Sold                                                 2,304,021        2,062,056        5,420,615        3,703,552
                                                                ------------     ------------     ------------     ------------

Gross Margin                                                         881,471        1,007,426        1,965,405        1,663,638

Selling, General and
and Administrative Expense                                           836,932          735,182        1,636,300        1,268,008
                                                                ------------     ------------     ------------     ------------

Operating Income                                                      44,539          272,244          329,105          395,630
                                                                ------------     ------------     ------------     ------------

Other Income (Expense)
       Interest Income                                                   845            2,187            4,262            2,605
       Interest(Expense)                                             (34,569)         (42,639)        (112,937)         (75,941)
       Other                                                          (7,576)           9,915          (10,556)           8,394
                                                                ------------     ------------     ------------     ------------

Total Other Income (Expense)                                         (41,300)         (30,537)        (119,231)         (64,942)
                                                                ------------     ------------     ------------     ------------

Income Before Income Taxes                                             3,239          241,707          209,874          330,688


Provision for Taxes                                                   (8,000)          33,000           65,000           51,000

                                                                ------------     ------------     ------------     ------------
NET INCOME                                                      $     11,239     $    208,707     $    144,874     $    279,688
----------                                                      ============     ============     ============     ============

NET INCOME PER SHARE:
  Basic                                                         $       0.01     $       0.15     $       0.10     $       0.20
                                                                ============     ============     ============     ============

  Diluted                                                       $       0.01     $       0.13     $       0.09     $       0.18
                                                                ============     ============     ============     ============

Weighted Average Common Shares
       Outstanding(1)

  Basic                                                            1,462,260        1,413,150        1,462,260        1,413,150
                                                                ============     ============     ============     ============

  Diluted                                                          1,704,252        1,578,744        1,704,252        1,578,744
                                                                ============     ============     ============     ============


(1)  Adjusted for stock split January 2, 1998



The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                           JUNE 30            JUNE 30
                                                                             1998               1997
                                                                        --------------     --------------
Cash Flow From Operating Activities
Net Income                                                              $      144,874     $      279,688
  Adjustments to Reconcile Net Income to Net Cash
       Depreciation and Amortization                                           143,188            123,970
       Loss (Gain) on Sale of Property and Equipment                            11,485            (11,115)

Changes in Certain Assets and Liabilities
       Decrease (Increase) in Accounts Receivable                              653,837         (1,364,180)
       Decrease (Increase) in Inventory                                       (190,688)        (2,181,895)
       Decrease (Increase) in Other Current Assets                              16,892           (139,987)
       Decrease (Increase) in Other Non Current Assets                          63,997            (22,357)
       Increase (Decrease) in Accounts Payable                                 (64,816)         1,400,342
       Increase (Decrease) in Income Taxes Payable                            (422,626)           (16,845)
       Increase (Decrease) in Deferred Income Taxes                                  -                  -
       Increase (Decrease) in Deferred Compensation                              5,000              7,639
       Increase (Decrease) in Accrued Exp and Taxes                           (327,556)          (148,052)
       Increase (Decrease) in Advanced Billings                             (1,225,872)           138,683
                                                                        --------------     --------------

Net Cash Provided By Operating Activities                                   (1,192,285)        (1,934,109)
-----------------------------------------                               --------------     --------------

Cash Flows from Investing Activities
       Proceeds from Sale of Equipment                                           5,000            148,436
       Capital Expenditures for Property and Equipment                        (140,420)          (158,031)
       (Increase) Decrease in Other Long Term Assets                            39,104                  -
       (Increase) Decrease in Other Investments                                      -               (450)
                                                                        --------------     --------------

Net Cash Used In Investing Activities                                          (96,316)           (10,045)
-------------------------------------                                   --------------     --------------

Cash Flows from Financing Activities
       Principal Payments of Debt Obligations                                 (238,399)           (78,727)
       Change in Line of Credit, net                                         1,477,300          1,318,700
       Proceeds from Notes Payable                                                   -            600,000
       Proceeds from issuance of Common Stock                                   58,711             20,000
                                                                        --------------     --------------

Net Cash Used In Financing Activities                                        1,297,612          1,859,973
-------------------------------------                                   --------------     --------------

Net (Decrease) in Cash                                                           9,011            (84,181)
Cash, Beginning of Period                                                        7,789            116,449
                                                                        --------------     --------------

CASH, END OF PERIOD                                                     $       16,800     $       32,268
-------------------                                                     ==============     ==============


PH Group, Inc. paid $99,603 in cash for interest expense in 1998 and $72,513 in 1997.

PH Group, Inc. paid $529,740 in cash for income tax expenses in 1998 and $76,095 in 1997.

The accompanying notes are an integral part of the financial statements.