Form 10QSB
period 1998-09-30
PH GROUP INC
filed 1998-11-13
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           -----------------------------------------------------------
                                   FORM 10-QSB
           -----------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 PH GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


         Ohio                       Commission File No. 0-8115                      31-0737351
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction                                                    (I.R.S. Employer
   of incorporation)                                                           Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                      43204
-----------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,610,861 common shares, without par value, outstanding as of October 31, 1998.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                                 BALANCE SHEETS


                                                        SEPTEMBER 30
                                                           1998             DEC. 31
                                                        (UNAUDITED)          1997
ASSETS                                                  -----------      ------------
------
Current Assets
--------------
Cash                                                    $     9,888      $     7,789
Accounts Receivable, net                                $ 3,438,316      $ 2,834,678
Inventories                                             $ 3,095,541      $ 2,790,172
Deferred Income Taxes                                   $   150,500      $   150,500
Other Current Assets                                    $   202,374      $   193,798
                                                        -----------      -----------

      Total Current Assets                              $ 6,896,619      $ 5,976,937
                                                        -----------      -----------

Property and Equipment, at cost
      Office Equipment                                  $   731,404      $   621,933
      Manufacturing Equipment                           $ 1,102,627      $ 1,053,198
      Leasehold Improvements                            $   281,822      $   265,564
      Vehicles                                          $   166,180      $   166,180
                                                        -----------      -----------
                                                        $ 2,282,033      $ 2,106,875

      Less: Accumulated Depreciation & Amortization     $(1,287,827)     $(1,112,086)
                                                        -----------      -----------
Net Property and Equipment                              $   994,206      $   994,789
                                                        -----------      -----------

Other Non-Current Assets
------------------------
Inventory, Longterm Portion                             $    39,000      $    39,000
Land Held for Investment                                $   170,170      $   169,720
Goodwill, net                                           $   717,412      $   785,899
Deferred Income Taxes                                   $    50,100      $    50,100
Other Noncurrent Assets                                 $   241,348      $   278,132
                                                        -----------      -----------
      Total Other Non-Current Assets                    $ 1,218,030      $ 1,322,851
                                                        -----------      -----------

TOTAL ASSETS                                            $ 9,108,855      $ 8,294,577
============                                            ===========      ===========


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                       SEPTEMBER 30
                                                          1998            DEC. 31
LIABILITIES                                            (UNAUDITED)         1997
-----------                                            -----------      ----------

Accounts Payable                                       $ 2,305,695      $1,950,925
Bank Line of Credit                                    $ 2,686,716      $  457,049
Current Portion of Long-Term Debt                      $   224,884      $  750,658
Current Portion of Capital Lease Oblig                 $    21,124      $   19,175
Income Taxes Payable                                   $  (153,386)     $  422,626
Accrued Expenses and Taxes                             $   173,182      $  485,635
Advance Billings                                       $   691,882      $1,722,235
                                                       -----------      ----------
      Total Current Liabilities                        $ 5,950,097      $5,808,303
                                                       -----------      ----------

Noncurrent Liabilities, less any Current Portions:
      Long-term Debt                                   $ 1,127,185      $  353,070
      Capital Lease Obligations                        $     7,669      $   23,765
      Deferred Compensation                            $    18,750      $   12,916
                                                       -----------      ----------

      Total Noncurrent Liabilities                     $ 1,153,604      $  389,751
                                                       -----------      ----------

      Total Liabilities                                $ 7,103,701      $6,198,054
                                                       -----------      ----------

Redeemable Common Stock                                $   262,500      $  312,500
                                                       -----------      ----------

Shareholders' Equity
--------------------
Common Stock, no par value, authorized
10,000,000 shares; issued and outstanding
1,517,111 in 1998 and 1,418,731 in 1997 at
stated value                                           $    12,176      $   11,350
Additional Paid- In Capital                            $ 1,393,333      $1,292,051
Retained Earnings                                      $   337,614      $  480,622
Treasury Shares                                        $      (469)     $        0
                                                       -----------      ----------

Total Shareholders' Equity                             $ 1,742,654      $1,784,023



TOTAL LIABILITIES AND EQUITY                           $ 9,108,855      $8,294,577
============================                           ===========      ==========


The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                   SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30      SEPTEMBER 30
                                      1998             1997              1998              1997
                                   -----------      -----------      ------------      -----------

NET SALES                          $ 3,077,179      $ 4,021,315      $ 10,463,199      $ 9,388,505
                                   -----------      -----------      ------------      -----------
Cost of Goods Sold                 $ 2,532,450      $ 2,631,000      $  7,631,278      $ 6,128,263
                                   -----------      -----------      ------------      -----------
Gross Margin                       $   544,729      $ 1,390,315      $  2,831,921      $ 3,260,242

Selling, General and
and Administrative Expense         $   865,892      $   847,782      $  2,885,859      $ 2,322,079
                                   -----------      -----------      ------------      -----------

Operating Income                   $  (321,163)     $   542,533      $    (53,938)     $   938,163
                                   -----------      -----------      ------------      -----------
Other Income (Expense)
      Interest Income              $     1,205      $       609      $      5,467      $     3,214
      Interest(Expense)            $   (67,146)     $   (76,910)     $   (180,083)     $  (152,851)
      Other                        $    23,967      $   (33,480)     $     75,291      $   (25,086)
                                   -----------      -----------      ------------      -----------

Total Other Income (Expense)       $   (41,974)     $  (109,781)     $    (99,325)     $  (174,723)
                                   -----------      -----------      ------------      -----------

Income Before Income Taxes         $  (363,137)     $   432,752      $   (153,263)     $   763,440


Provision for Taxes                $   (75,400)     $   209,000      $    (10,400)     $   260,000
                                   -----------      -----------      ------------      -----------
NET INCOME(LOSS)                   $  (287,737)     $   223,752      $   (142,863)     $   503,440
----------------                   ===========      ===========      ============      ===========

NET INCOME(LOSS) PER SHARE:
  Basic                            $     (0.19)     $      0.16      $      (0.10)     $      0.36
                                   ===========      ===========      ============      ===========

  Diluted                          $     (0.18)     $      0.15      $      (0.09)     $      0.34
                                   ===========      ===========      ============      ===========

Weighted Average Common Shares
      Outstanding (1)

  Basic                              1,517,806        1,417,933         1,480,979        1,383,283
                                   ===========      ===========      ============      ===========

  Diluted                            1,611,080        1,531,070         1,578,019        1,497,219
                                   ===========      ===========      ============      ===========


(1) Adjusted for stock split January 2, 1998

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                         CONSOLIDATED CASHFLOW STATEMENT
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                          SEPTEMBER 30     SEPTEMBER 30
                                                              1998             1997
                                                          -----------      -----------
Cash Flow From Operating Activities
Net Income                                                $  (142,863)     $   503,440
  Adjustments to Reconcile Net Income to Net Cash
      Depreciation and Amortization                       $   375,148      $   231,689
      Loss (Gain) on Sale of Property and Equipment       $     7,168      $    (8,118)

Changes in Certain Assets and Liabilities
      (Increase) in Accounts Receivable                   $  (603,638)     $(2,609,987)
      (Increase) in Inventory                             $  (305,369)     $(2,466,949)
      (Increase) in Other Current Assets                  $    (8,576)     $  (185,477)
      Decrease (Increase) in Other Non Current Assets     $    36,784      $  (265,914)
      Increase in Accounts Payable                        $   354,770      $ 1,782,975
      Increase (Decrease) in Income Taxes Payable         $  (576,012)     $   178,691
      Increase in Deferred Compensation                   $     5,834      $    11,458
      (Decrease) in Accrued Exp and Taxes                 $  (312,463)     $  (227,899)
      Increase (Decrease) in Advanced Billings            $(1,030,353)     $ 2,163,151
                                                          -----------      -----------

Net Cash Used In Operating Activities                     $(2,199,560)     $  (892,940)
-------------------------------------                     -----------      -----------

Cash Flows from Investing Activities
      Proceeds from Sale of Equipment                     $     5,100      $   148,438
      Capital Expenditures for Property and Equipment     $  (197,791)     $  (208,978)
      (Increase) in Other Long Term Assets                $      (450)     $  (412,702)
                                                          -----------      -----------

Net Cash Used In Investing Activities                     $  (193,141)     $  (473,242)
-------------------------------------                     -----------      -----------

Cash Flows from Financing Activities
      Principal Payments of Debt Obligations              $  (449,139)     $   (48,528)
      Change in Line of Credit, net                       $ 2,229,667      $   665,200
      Proceeds from Notes Payable                         $   512,633      $   600,000
      Proceeds from issuance of Common Stock              $   101,639      $    41,500
                                                          -----------      -----------

Net Cash Provided By Financing Activities                 $ 2,394,800      $ 1,258,172
-----------------------------------------                 -----------      -----------

Net increase(Decrease) in Cash                            $     2,099      $  (108,010)
Cash, Beginning of Period                                 $     7,789      $   116,449
                                                          -----------      -----------

CASH, END OF PERIOD                                       $     9,888      $     8,439
------------------                                        ===========      ===========

PH Group, Inc. paid $ 172,083 in cash for interest in 1998 and $144,056 in 1997.

PH Group, Inc. paid $ 541,893 in cash for income taxes in 1998 and $89,559 in 1997.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for year ended December 31, 1997.


Note 2. Inventories

Inventories are valued at the lower of cost (First in, first out basis) or market. Composition of inventories at September 30, 1998 and December 31, 1997 were as follows.


                             September 30, 1998             Dec. 31, 1997
                             ------------------             -------------

Raw Materials                    $  393,937                   $  386,377
Work In Process                   2,301,486                    2,403,795
Finished Goods                      400,118                            0
Inventory included
in Current Assets                $3,095,541                   $2,790,172
                                 ----------                   ----------


The Company has in stock certain items which are not expected to be utilized or sold currently. Inventory of $39,000 shown on the balance sheet as a long-term asset represents an estimate of this portion of total raw materials inventory.


Note 3. Comprehensive Income

PH Group, Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. PH Group, Inc. does not have any items of comprehensive income other than net income(loss); therefore, total comprehensive income(loss) amounted to ($287,737) and $223,752 for the three months ended September 30,

1998 and 1997, respectively; total comprehensive income(loss) amounted to ($142,863) and $503,440 for the nine months ended September 30, 1998 and 1997, respectively.

Note 4. Per Share Information

Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and requires restatement of prior periods. Accordingly, all net income per share and weighted average common shares outstanding data has been presented in accordance with SFAS No. 128 in the accompanying consolidated financial statements. Under SFAS No. 128, the Company is required to present basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share. On January 2, 1998, a five-for-four stock split was affected whereby one additional common share was issued for each four shares outstanding to shareholders of record on December 15, 1997. Accordingly, per share data and weighted average common shares outstanding for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted for this split.


Note 5. Business Segments

In June 1997, the Financial Accounting Standard Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards to be utilized by public business enterprises in reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures regarding products and services, geographic areas and major customers.

The Statement will be effective for the Company in 1998 and will require comparative information for earlier years. Interim financial information will not be required during the initial year of application; however, comparative interim financial information will be required for interim periods in the second year of application. Management has not yet completed its analysis of this Statement as to its impact on the Company's financial disclosures.


Note 6. Recently Issued Financial Accounting Standards

Derivative Instruments and Computer Software Costs

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which revises the accounting for derivative financial instruments. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs. SOP98-1 will be effective for the Company for fiscal years beginning after December 15, 1998, and SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15,

1999. Management has not yet completed its analysis of these Statements as to their impact on the Company's financial statements and/or disclosures.

Note 7. Bank Covenants

At September 30, 1998, the Company is in violation of a debt covenant with the bank. All borrowings under the bank line of credit are classified as a current liability. The bank has indicated it will issue a waiver related to the covenant violation.


ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

NET SALES
Third quarter revenues decreased by $944,000, to $3.1 million, or 23 percent compared to 1997. The revenue decrease is a result of delays in shipping major orders projected for the third quarter that will ship in the fourth quarter of the year.

GROSS MARGIN
The Company's gross margin has decreased from 35 percent for the three months in 1997 to 18 percent for the same period in 1998. The major reason for the decline in the third quarter gross margin was that the Company incurred higher than projected manufacturing costs related to the additional cost of metric equipment shipped overseas for special press orders received in 1997 and the first quarter of 1998 that shipped in 1998.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative costs (SG&A) increased by two percent or $18,000 for the third quarter of 1998 over the same period in 1997. Increased salary expense due to the severance package offered to St. Lawrence employees accounted for much of the increase. The Company expects to see a reduction in its SG&A costs as a percent of sales when the closure of its Romulus plant is complete and all operations have moved to Columbus.

INTEREST EXPENSE
Interest expense for the quarter decreased 13% versus the same period in 1997. This was primarily due to favorable cash collections in July and a lower borrowing rate negotiated at the end of the second quarter. The Company increased its borrowings under its credit line at the end of the quarter, and expects to see increased interest expense in the fourth quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

NET SALES
Revenues for the first nine months of 1998 totaled $10.5 million, an 11.4 percent increase over the same period in 1997. The Company entered 1998 with a $6.5 million backlog of orders which will ship in the current year, compared with $2.9 million in 1997. This accounts for most of the increase in revenues. At the end of the third quarter, the Company has a backlog in excess of $6.0 million. Approximately one half of the backlog is scheduled to be shipped during the fourth quarter of 1998.

New orders for hydraulic presses are up 21 percent, however, orders for injection molding machines are down 59 percent. 1998 sales of injection molding machines was positively impacted by a $3.4 million order from one customer. The Company may not replace this order with a similar size order in 1999. The Company believes that after discussions with industry leaders and economic forecasts by the industry's trade association, demand for its products will be reduced in 1999 when compared to 1998.


GROSS MARGIN

Gross Margin in 1998 has been severely impacted by the shipment of highly specialized presses, and the additional costs associated with metric machines. Many of these machines were research and development related projects using new technology unique to a given customer. Material cost of shipments in the period was 52 percent of sales compared to 41 percent for the same period in 1997. Our cost projections on specialty machines were significantly below the actual material, labor and engineering incurred in the manufacture of these products.

Labor as a percent of sales improved to 9.7 percent versus 10.1 percent in 1997. This improvement is the result of current staffing of both facilities with Columbus personnel, where the labor rate per hour is much less than the comparable rates at the Company plant in Romulus. This rate improvement however is eroded by the need to pay travel expenses of those employees sent to staff Romulus. Additionally, the unique nature of the special orders has required more hours to complete and rework these jobs when compared to our standard product lines.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses for the nine months ended September 30, 1998 have increased $563,000 or 19 percent over the comparable 1997 amount primarily due to salary, commissions and travel expenses.

As a percent of sales, SG&A represents 27.6 percent in 1998 compared to 24.7 percent in 1997. Wages paid amounted to $173,000 more in 1998 than in the comparable period in 1997. The Company has begun to see a decline in salary expense as all work is transferred from the Romulus facility to Columbus, thus eliminating duplicate positions at the two facilities. Further salary reductions are expected in the last quarter of 1998.

Commissions paid to sales agents to date in 1998 are $104,000 greater than in the same period of 1997. In addition, property and general liability insurance expenses have increased $55,000, primarily due to the St. Lawrence facility. Finally, travel expenses are $51,000 higher than the comparable period of 1997.

Research and Development expense to in 1998 of $47,000 relate to new product design and development. There were no similar expenses in 1997.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1998 is 17.8 percent greater than the same period in 1997. The specialty nature of many of the large jobs manufactured have required more cash investment and added to the increased amount of time that it takes to convert the order to cash. This has led to increased borrowing against the credit line, and higher resulting interest expense. The Company did not have St. Lawrence acquisition interest expense through the first five months in 1997.

INCOME TAXES

For the three and nine months ended September 30,1998 a net income tax benefit has been recognized due to the net loss incurred for the periods.

LIQUIDITY AND CAPITAL RESOURCES

Net worth has decreased in the nine months ended September 30, 1998 by $41,000 to $1,743,000. This is a decrease of two percent compared to 1997. Working capital increased to $947,000 or 10.4 percent of total assets. For the year ended 1997, working capital was at $169,000 which represented 2.0 percent of total assets. Inventories increased from 1997 year end levels by $305,000 to $3,135,000. A major portion of our inventory continues to be the specialty machines, having longer production cycles. The Company has created a special press group (SPG) which will be responsible for the quoting, engineering, and overall completion of the specialty type orders. These machines have the potential to be highly profitable, but have been misquoted by the company this past year. The SPG will be managed by experienced personnel, creating an additional level of quality control on these types of jobs. The inventory build-up has caused the outstanding balance on the line of credit to increase to $2,687,000. Accounts receivable for the period have increased by $261,000, due primarily to longer than average collection period from certain major customers.

In September 1998 the Company entered into a lease-purchase agreement with Parker Industrial, L.L.C. to construct a new office/manufacturing complex at the City Gate Business Park, Columbus, Ohio. The building shall encompass approximately 40,750 rentable square feet, with a lease term of fifteen years. The expected completion date of the new facility is July 1, 1999.

It is expected that adequate borrowings will continue to be made available under secured bank lines of credit to meet any short term cash requirements not otherwise met by cash generated from operations or additional equity capital.

YEAR 2000 READINESS

The Year 2000 ("Y2K") issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities. The Company has conducted an assessment of the Y2K issue and the potential effect it will have on the Company and its business. The Company is preparing a formal plan for dealing with the Y2K issue. The Company has taken initiative in three general areas: information technology and communication systems, non-information technologies systems, and third party issues.

INFORMATION TECHNOLOGY AND COMMUNICATION SYSTEMS

In 1998 the Company has upgraded the computer network used throughout the organization. This has included a new client server, new desktop computers, and upgrades and enhancements to those machines not replaced. Upgraded, Y2K compliant versions of most software packages have been obtained. These include the Visual Manufacturing, the company's application system, Novelle network software, Microsoft Office, Auto CAD, and Parametric Technology Corp.'s Pro E. In addition, the outside payroll provider and mailing system have been upgraded to be in compliance.

Current areas of noncompliance include the company fixed asset system software, and the banking communication system software. An upgraded telecommunications system is currently being negotiated. Other equipment such as fax machines and copy machines may not be in compliance. The Company expects to have these systems in compliance by the end of the first quarter, 1999.

NON-INFORMATION TECHNOLOGIES SYSTEMS

The Company has internal non-information technology systems comprised primarily of building security systems that need to be assessed for compliance. The Company expects to have the assessment completed by March, 1999 and remediation is expected to be completed by June 1999.

THIRD PARTIES

The Company has third party relationships with key raw materials suppliers and outside processors. The Company is in an ongoing effort with these and key suppliers of outsourced services including, but not limited to stock transfer, debt servicing, payroll, banking, and benefit programs. The Company is engaged in ongoing evaluations with these third parties' Y2K readiness; while simultaneously advising them of the Company's readiness.

Because the Company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial conditions and cash flows. The possible consequences to the Company not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients and supplies, invoice and collection errors, and financing issues, including payroll. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

The Company currently estimates that the aggregate cost of its Y2K efforts should not exceed $50,000, of which $43,000 has already been expended for hardware and software upgrades. The Company believes that such costs will not have a material impact on results of operations, financial condition or cash flows. Due to the nature of the Company's efforts, actual costs may vary from these estimates and there are no guarantees regarding the timing or efficiency of completion.

CONTINGENCY PLANS

The Company intends to deal with contingency planning during the second fiscal quarter of 1999, after results of the assessment and remediation in progress have been ascertained. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.

REGARDING "FORWARD-LOOKING" STATEMENTS

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economics; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's business; actual future costs of operating expenses such as material, wages and benefits; actual cost of continuing investments in technology; the availability of capital to finance possible growth; the ability of management to implement Company strategy of acquisitions and process improvements; and the risks described from time to time in the Company's SEC reports.

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


ITEM 6.           EXHIBITS AND REPORTS

   (a)            List of Exhibits

  (27)            Financial Data Schedule (filed electronically)

   (b)            Reports on From 8-K

                  On July 24, 1998 a Form 8-K was filed, the result of a change in registrant's certifying accountant.

                  On August 10, 1998 a Form 8-K was filed, the result of a change in registrant's certifying accountant, accompanied by letter, dated July 29,1998, from former independent accountant.




                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     PH GROUP, INC.,
                                                     AN OHIO CORPORATION


DATE:  NOVEMBER 12, 1998                             BY: /s/ CHARLES T. SHERMAN
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