Form 10KSB
period 1998-12-31
PH GROUP INC
filed 1999-03-31
CIK 35305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______   to _______

Commission file number: 0-8115

                                  PH GROUP INC.
                 (Name of Small Business Issuer in Its Charter)

            OHIO                                           31-0737351
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 2365 Scioto Harper Drive, Columbus, Ohio                   43204
(Address of Principal Executive Offices)                  (Zip Code)

                                (614)279-8877
                 Issuer's Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                       Common Shares, without par value
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $13,394,357.

         The aggregate market value of Common Shares held by non-affiliates of the Registrant on March 5, 1999 was $2,228,030.

         The number of Common Shares outstanding on March 5, 1999 was 1,620,386.

         The following document has been incorporated by reference into this Form 10-KSB:

           Document                                        Part of Form 10-KSB

Registrant's Proxy Statement for its                             Part III
1999 Annual Meeting of Shareholders to
be held on April 27, 1999

Transitional Small Business Disclosure Format (check one)
         Yes                     No  X
            ---                     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         a.       Business Development.

PH Group Inc. is an Ohio corporation (the "Company" or the "Registrant") that resulted from the merger of a number of small companies over the past 20 years, the oldest of which was incorporated as Millersport Bank Company in 1906. The Company sold its banking operations in 1981.

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

As of October 31, 1996, PH Hydraulics & Automation, Inc., the sole subsidiary of the Company, was merged into the Company.

On April 30, 1997, the Company purchased the operating assets of St. Lawrence Press, a division of St. Lawrence, Inc., for a price of approximately $1.3 million. The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $124,775 liability has been included on the financial statements (see Note 8) for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

The acquisition was funded with cash, the assumption of liabilities, notes payable, and restricted common stock which is subject to a repurchase agreement. St. Lawrence presses are generally larger hydraulic presses that range up to 5,000 tons.

         b.       Business of Issuer

Business and Principal Products

The Company operates principally in one business segment, the production of high quality equipment used in the machine tool industry. Based upon its market research, it is management's belief that the Company has the widest range of standard and special design hydraulic presses manufactured in the United States. Hydraulic presses are used in a number of metalforming applications, primarily in the automotive, aircraft, appliance, and prototype industries. Typical metalforming applications are assembly, forming, trimming, embossing, and compression molding. The Company estimates that the market for hydraulic presses is in excess of $150 million per year. The Company's hydraulic presses range from 1 to 5,000 tons and are marketed under the names of PH Hydraulics and St. Lawrence Press. The Company's injection molding product line is used by the automotive, electrical, medical, and consumer products industries. The process involves inserting a non-plastic part in a mold and injecting plastic around the part. The Company estimates that the market for its injection molding machines is in excess of $200 million. The injection molding machines have a tonnage range from 30 to 450 tons and are marketed under the Trueblood label.

The Company sells its products primarily through independent sales representatives. The product lines are separately managed internally by Company sales personnel who also administer the Company sales and marketing activities.

The following table shows the Company's sales by category within the machine tool industry for the years 1998, 1997, and 1996.

                                     1998                              1997                               1996
                                     ----                              ----                               ----

                           Dollars         Percent            Dollars         Percent            Dollars         Percent
                           -------         -------            -------         -------            -------         -------
Machine Tools            $13,036,460         97.5           $13,493,256         98.1           $8,882,898          97.6

Repair Parts                 262,062          2.0               214,992          1.6              153,605           1.7

Repair Service                95,835          0.7                43,757           .3               65,347           0.7

Total                    $13,394,357          100           $13,752,005          100           $9,101,850           100

Sources and Availability of Raw Materials

As a matter of policy, the Company uses standard industrial components in the manufacture of its products. This policy is perceived as a strong marketing advantage. Since steel is the largest material component of the Company's products, its availability impacts the Company's ability to meet promised delivery dates. The Company does not, however, depend heavily on certified or specialty steels. Hydraulic cylinders and manifolds are key purchase components which vary in availability and lead times. All of the components used by the Company in the manufacture of its products are available domestically from a wide range of suppliers. The Company has experienced no difficulty in obtaining components from suppliers and anticipates no future difficulty.

Backlog

Backlog at December 31, 1998 was approximately $5,254,000, all of which is expected to be completed in 1999. Backlog at December 31, 1997 was approximately $6,505,000 of which $5,894,000 shipped in 1998.

Competition

The Company's two hydraulic press lines face different competition based on the size of the press. The Company believes that, because of its wide product range and customer base, it is in a unique position to gain market share for both product lines. The Company's smaller hydraulic presses, sold under the PH Hydraulics name, ranging from 1 to 300 tons, have competition from four to six small companies. These presses, especially less than 50 tons, are sold on the basis of price and delivery time. The larger presses, sold under the St. Lawrence Press name, have competition from significantly larger companies. The competitive factors for sales of the larger hydraulic presses are technical and engineering design and delivery. Price is seldom the deciding factor. Management believes that, because of the unique combination of two well-regarded product lines, it will gain market share. Both product lines have excellent reputations for performance, quality and engineering design.

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

Employees

As of December 31, 1998, the Company had 76 employees, all of whom were full time.

Significant Customers

In 1998, one of the Company's customers accounted for 15% of sales and 24% of the accounts receivable balance at December 31, 1998. No other customer accounted for more than 10% of sales. In 1997, one of the Company's customers accounted for 29% of sales and 33% of the accounts receivable balance at December 31 1997.

Capital Expenditures and Research and Development

Capital expenditures totaled approximately $265,000 and $319,000 for 1998 and 1997, respectively. Capital expenditures consist of equipment to manufacture parts as well as storage equipment, computers and office furniture and fixtures.

Research and development costs of approximately $38,000 were expensed during 1998. There were no research and development costs in 1997.

Year 2000 Matters

Issues related to the year 2000 systems issues are addressed in Part II, Item 7, "Management's Discussion and Analysis or Plan of Operation" contained elsewhere in this document.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases a manufacturing and office facility at 2365 Scioto Harper Drive, Columbus, Ohio, containing approximately 22,000 square feet. The lease term is April 1, 1989 through August 31, 1999. The rent payments escalate from an annual amount of $54,750 to $88,080 at the end of the eighth year.

The Company owns land in Franklin County, Ohio recorded on the Company's books at $20,570. In December 1998 the Company sold approximately 470 acres of undeveloped land in Perry County, Ohio that had been recorded on the Company's books at $149,600 to the U.S. Department of Agriculture for a consideration of approximately $480 per acre.

The Company leases manufacturing and office space at 12500 South Wayne Road, Romulus, Michigan, containing approximately 20,000 square feet. The original lease term is May 1, 1997 through April 30, 2002 at a monthly rental of $14,850. A portion of the space was subleased for $2,400 per month through December 31, 1998. The Company has the right to cancel its lease in April 1999. The Wayne County Airport Authority has issued an order of condemnation on the property due to airport expansion. The Company is currently vacating the property.

The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and are suitable for their present uses, except as disclosed herein.

The Company has entered into a lease agreement for office and manufacturing space at the CityGate development in Columbus, Ohio. The building is under construction, with an estimated occupancy of September 1, 1999. Annual lease payments are estimated to be approximately $280,000.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently a party, nor is any of its property subject to, any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by the Company to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a.       Market Information

The Company's Common Shares are traded over the counter. The price of the Company's Common Shares is found on the Electronic Bulletin Board. The range of high and low bids for the Company's Common Shares for each quarter during its past two fiscal years is as follows:

Year      Quarter             $ High(a)           $ Low (a)
1998      4th                    2.63               0.50
          3rd                    3.88               1.50
          2nd                    4.25               3.00
          1st                    4.13               2.38
1997      4th                    4.00               2.50
          3rd                    3.20               1.60
          2nd                    3.00               1.20
          1st                    2.88               1.20

(a) Adjusted for a 5-for-4 stock split distributed on January 2, 1998.

The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

On December 1, 1998, the Company sold options to purchase 5,000 common shares to each of Alida L. Breen, a director of the Company, and Kenneth J. Warren, the Secretary of the Company. Each option was sold at a price of $1.50 per share. Each option is exercisable at a price of $.80 per share and has a term of ten years. The Company sold the options in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of purchasers and the status of each individual as an officer or director of the Company.

         b.       Holders

As of December 31, 1998, there were approximately 829 record holders of the Company's Common Shares.

         c.       Dividends

The Company did not pay cash dividends in 1998 or 1997. Bank lending agreements contain restrictions against cash dividend payments unless certain financial covenants are met. The Company's Common Shares were split 5-for-4 on January 2, 1998.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995

(the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumption underlying such statements. Words such as "believes", "anticipates", "expects", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to (a) the strength of the U.S. economy in general; (b) the ability to improve processes and business practices to keep pace with economic, competitive and technological environments, including successfully addressing Year 2000 issues; (c) the ability to increase market share and control expenses; (d) acquisitions and the ability to successfully integrate their operations; (e) the ability to raise additional capital through stock issuance and (f) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

1998 Compared with 1997

Net Sales

Sales for the year of 1998 totaled $13.4 million, a 2.6% decrease over the same period in 1997. Press sales for the year of 1998 increased by 47% to $10.1 million. Trueblood sales decreased 49% for the year to $2.9 million. Parts and service revenues increased 39% to $358 thousand. The Company entered 1998 with a $6.5 million backlog of orders, most of which shipped in 1998. 1998 ended with a backlog of orders of $5.3 million that will ship in 1999.

New orders for presses decreased 7.0% in 1998. Orders for injection molding machines declined 63%. 1997 orders of injection molding machines was positively impacted by a $3.4 million order from one customer that was not duplicated in 1998. Parts and service orders increased by 84% during 1998, adding increased business having greater profit margins.

Gross Margin

Gross Margin in 1998 has been adversely impacted by the shipment of highly specialized presses, and the additional costs associated with metric machines. Many of these machines were research and development related projects using new technology unique to a given customer. Material cost of shipments in the period was 52% of sales compared to 47% for the same period in 1997. Cost projections on specialty machines that were used in pricing these projects were understated when compared to the actual material, labor and engineering expenses incurred.

Labor as a percent of sales increased to 9.7% versus 8.8% in 1997. This increase was primarily due to staffing requirements at the Romulus, Michigan facility performed by Columbus personnel. The corresponding labor rate is lower when provided by Columbus personnel as compared to Romulus, Michigan. The benefit of that reduced rate was eroded by travel-related costs. In addition, the unique nature of the special orders required more labor hours to complete.

Selling, General and Administrative

Selling, General and Administrative ("SG & A") expenses for the year 1998 have increased $487,000 or 13.9% over the comparable 1997 amount primarily due to salary, consulting fees, investment banking fees, travel and entertainment expenses, and rent of the vacated Romulus facility.

As a percent of sales, SG&A represents 29.9% in 1998 compared to 25.6% in 1997. Salaries increased $86,000 more in 1998 compared to 1997 amounts. The Company began to see a decline in salary expense as all work was transferred from the Romulus facility to Columbus, thus eliminating duplicate positions and expenses at the two facilities.

Consulting expenses in the amount of $45,000 were incurred to review the Company's computer software system and its implementation. Investment banking fees of $25,000 were incurred in an effort to obtain outside equity financing. There were no comparable charges in 1997. Travel and entertainment expenses are $25,000 higher than the comparable period of 1997 in part due to the staffing of Romulus with personnel from Columbus to complete orders in progress.

Rent expense in the amount of $133,000 relating to the Romulus facility has been reclassified from Manufacturing to Selling, General and Administrative expense as the building was used primarily as a storage facility during the last half of the year. The Company had a full 12 months of the St. Lawrence facility expenses in 1998 as compared to eight months in 1997.

Research and Development expenses in 1998 of $39,000 were incurred with an outside engineering firm in the design of new products and processes. In-house engineering efforts on the same projects amounted to approximately $50,000 of additional expense. There were no similar expenses in 1997.

Interest Expense

Interest expense for the Year 1998 is 50.7% greater than the same period in 1997. The new design and complex nature of many of the large manufacturing jobs in 1998 required significant cash resources and added to the increased amount of time that it takes to convert the order to cash. This has led to increased borrowing against the credit line, resulting in greater interest expense.

Income Taxes

For the year 1998 a net income tax benefit of $297,000 has been recognized, compared with a $331,300 expense in the previous year. This is due to the net loss incurred in 1998.

1997 Compared With 1996

In 1997 the Company increased revenues and profits for the third year in a row. Revenues increased to $13.8 million, an increase of 51.1% over 1996's $9.1 million. The major reason for the Company's growth was sales of its Trueblood machines which increased to $6.7 million or a 72% increase over 1996's $3.9 million. One of the significant reasons for the Trueblood increase was a large $3.0 million order, most of which was shipped during the year. St. Lawrence, acquired in April 1997, had $1.9 million of 1997's shipments. Revenue for the Company's other product line, PH Hydraulics, remained basically even with 1996's at $5.1 million.

St. Lawrence Press, a name well known in the large press industry, acquired in April 1997, was funded with cash, the assumption of liabilities, notes payable and restricted common stock that is subject to a repurchase agreement. The addition of the St. Lawrence product line, specializing in presses up to 5,000 tons used in embossing, hydro-forming and die spotting, secures PH Group as the only press manufacturer in the country manufacturing presses from 1 ton to 5,000 tons. The Company's revenue increase was aided in 1997 by St. Lawrence sales.

New order bookings for the year were $17.3 million. Normally, new orders booked after October are not shipped until the following year. New order bookings increased by 86% over 1996 new orders of $9.3 million. St. Lawrence booked $3.6 million for the eight months it was owned by PH Group. Trueblood had new order bookings for the year of $7.1 million and PH Hydraulics had new orders of $6.4 million. Parts orders comprised the remaining bookings.

Accompanying the record sales was also record net income. Net income increased by 64.4%. Net income for 1997 was $605 thousand as opposed to $368 thousand in 1996. Net income as a percent of sales increased to 4.4% from 4.0% in 1996.

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

Cost of goods sold in 1997 was 66.7% of sales, which compares favorably to 76% in 1996. The major reason for the drop in cost of goods sold was a reduction of material costs for the year, improved factory floor efficiencies and continued investment in computer hardware and software. Material costs as a percent of sales was reduced to 47.8% of sales in 1997 as opposed to 49.1% in 1996. The reduction in material costs for the year was a result of three factors. The first factor was that the Company received a large order of $3.0 million for duplicate Trueblood machines. The large order allowed the Company to receive greater than normal discounts for material. The second factor is that the Company continues to reap benefits from its MRP plan that it initiated in late 1995. MRP is designed to speed delivery of our products by refining production processes. The third reason for the drop in material costs is that a large percent of St. Lawrence shipments were rebuilt presses. A rebuilt press has significantly less material costs as a percent of sales than a new press. Material costs as a percent of sales has decreased for three consecutive years.

Labor, as a percent of sales, increased to 10.2% from 9.8%. Direct labor and burden costs are 28% higher at the Company's St. Lawrence plant in Romulus, Michigan. Consequently, the $1.9 million in shipments for 1997 for St. Lawrence averaged $46 per labor hour as opposed to $36 per labor hour at its Columbus, Ohio facility. The large difference in labor rates has led the Company to initiate the close of its St. Lawrence facility by 1999 and move operations to Central Ohio.

The Company, to accommodate its projected growth plus the consolidation of St. Lawrence to Central Ohio, is planning on moving to a new facility. The new facility will be 40,000 square feet and be equipped with crane capacity to improve both production capacity and gross profit margins. Management believes that a new facility plus consolidation of operations will substantially improve profitability.

Selling, General and Administrative costs rose substantially in 1997. SG&A costs were $3.5 million or 25.6% of sales for 1997 as opposed to $1.7 million or 18.7% of sales in 1996. The majority of the increases were related to the St. Lawrence acquisition. Salaries, taxes and benefits increased by 48.3% for the year with the St. Lawrence staff comprising slightly less than 50% of the increases. During the year the Company added significantly to the quality of its engineering department by recruiting higher quality engineers. The increase in the engineering staff plus increased salary costs with the St. Lawrence acquisition increased the salary, taxes and benefits to 11.7% of sales in 1997.

The Company financed part of its St. Lawrence acquisition by $600,000 in bank financing. The St. Lawrence acquisition plus increased business borrowings increased interest expense. The Company aggressively solicits customer deposits to provide working capital rather than the use of its line of credit. The Company finished the year with $1.7 million in customer deposits.

The St. Lawrence acquisition contributed to the significant increase in professional expense costs for the year. Professional expenses, which included legal, accounting and SEC reporting requirements, increased 44 percent in 1996 to $248 thousand. In 1997 the Company expensed $280 thousand in advertising and promotion expenses, a 168% increase over 1996. The Company's 1998 budget calls for an increase in advertising and promotion expenses to $330 thousand. The Company believes that it is necessary to spend 2% of projected sales in business promotion costs.

Liquidity and Capital Resources

The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, and bank lines of credit.

Cash used in operations in 1998 totaled $2,800,000, resulting mainly from net loss of $491,000, increases in accounts receivable of $1,136,000 and decreases in customer deposits of $797,000. The increase in accounts receivable was due to longer collection periods on specialty orders and an increase in sales in December 1998. The decrease in customer deposits related to fewer orders in process at December 31, 1998 compared to the prior year.

Financing activities provided $2,816,000 of net positive cash flow. The cash flow was primarily due to additional borrowings on the line of credit of $2,600,000.

At December 31, 1998, the Company had additional borrowings available under the line of credit of approximately $440,000.

The Company is currently in violation of the debt covenants for the line of credit and the term loan. On March 30, 1999, the Company obtained a waiver from the bank with respect to such events of noncompliance. In addition, the line of credit agreement was amended as follows: 1) borrowing availability was reduced to $3,000,000 2) interest is payable monthly at bank prime plus 1% or LIBOR plus 325 basis points and 3) the Company must seek to obtain equity or subordinated debt acceptable to the bank and sufficient to provide adequate liquidity to the Company. 4) Immediately upon injection of equity into the Company, the Company shall be required to reduce the term loan balance by at least $250,000. 5) the debt covenants were revised such that the Company is currently in compliance with the new covenants.

Management believes that these sources, along with internally generated funds from operations and additional bank financing, will be sufficient to fund anticipated operating expenses and capital requirements.

Income Taxes

The balance sheet at December 31, 1998 and 1997 includes a deferred tax asset of $473,800 and $200,600, respectively, net of a valuation allowance of $54,000 in 1998 and 1997. The valuation allowance relates primarily to the capital loss carry forward and deferred costs. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may be realized in the future.

The deferred tax asset at December 31, 1998 primarily includes the tax benefits associated with net operating and capital tax losses of approximately $254,000 and $55,400, respectively. The remaining deferred tax assets relate to temporary differences between the book and tax basis of accrued liabilities $106,800, goodwill of $90,100, inventory of $67,300, partially offset by property and equipment of $58,100.

Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

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

The Company has conducted an assessment of the Y2K issue and the potential effect it will have on the Company and its business. The Company has prepared a plan for dealing with the Y2K issue. The Company has taken initiatives in three general areas: information technology and communication systems, non-information technologies systems, and third party issues.

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

Current areas of noncompliance include the Company's fixed asset system software, and the banking communication system software. An upgraded telecommunications system is currently being negotiated. Other ancillary office equipment may not be in compliance. The Company expects to have the above systems in compliance by the end of the second quarter, 1999.

Non-Information Technologies Systems

The Company has internal non-information technology systems comprised primarily of building security systems that need to be assessed for compliance. The Company expects to have the assessment completed by April 1999 and remediation is expected to be completed by June 1999.

Third Parties

The Company has third party relationships with key raw materials suppliers and outside processors. The Company is engaged in an ongoing effort with these and key suppliers of outsource services including, but not limited to stock transfer, debt servicing, payroll, banking, and benefit programs. The Company is engaged in ongoing evaluations of these third parties' Y2K readiness; while simultaneously advising them of the Company's readiness.

Because the Company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial conditions and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients and supplies, invoice and collection errors, and financing issues, including payroll. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

The Company currently estimates that the aggregate cost of its Y2K efforts should not exceed $50,000, of which $45,000 has already been expended for hardware and software upgrades. The Company believes that such costs will not have a material impact on its results of operations, financial condition or cash flows. Due to the nature of the Company's efforts, actual costs may vary from these estimates and there are no guarantees regarding the timing or efficiency of completion.

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

New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The Company does not believe the new statement will have a material impact on its results of operations, financial position and cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations and financial position.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, and related notes, together with the report of Deloitte & Touche LLP dated March 30, 1999, are set forth at pages F-1 through F-16 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

At a meeting held on July 10, 1998, the Board of Directors of the Company agreed to dismiss, effective July 21, 1998, the accounting firm of Greene & Wallace, Inc., which had served as independent public accountants for the Company prior to and until July 21, 1998. At the same meeting, the Company agreed to retain the accounting firm of Deloitte & Touche LLP to serve as independent public accountants for the Company effective July 21, 1998. The decision to change accountants was recommended by the Audit Committee of the Board of Directors, and approved by the Board.

The reports of Greene & Wallace, Inc. on the financial statements for the fiscal years ended December 31, 1996, and December 31, 1997 contained no adverse opinion or disclaimer of opinion and neither of such reports was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Greene & Wallace, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the fiscal years ended December 31, 1996, and December 31, 1997, or in the interim period of January 1,1998 through July 21, 1998, which disagreements, if not resolved to the satisfaction of Greene & Wallace, Inc., would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the Registrant's directors and executive officers is set forth at "ELECTION OF DIRECTORS", and the information required by Item 405 of Regulation S-B is set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on April 27, 1999, filed with the Securities and Exchange Commission (the "1999 Proxy Statement"), which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is set forth at "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) LIST OF EXHIBITS.

          2. PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

         2.1. Asset Purchase Agreement, dated as of April 30, 1997, between PH Group Inc. and St. Lawrence Press Company, Inc. (incorporated by reference to
Exhibit 2 of the Company's Quarterly Report on Form 10 - QSB for the quarterly period ended March 31, 1997; Commission File No. 0-8115).

         3.  ARTICLES OF INCORPORATION AND CODE OF REGULATIONS

         3.1. Certificate of Amendment by Shareholders to the Article of Incorporation of PH Group Inc. as filed with the Ohio Secretary of State on April 30, 1998 (amending Article IV of Amended Articles of Incorporation).

         3.2. Action Taken Without Meeting by the Board of Directors of PH Group Inc. on April 30, 1998 (adopting Amended and Restated Articles of
Incorporation).

         3.3. Certified Resolutions regarding adoption of amendment to Sections 2 and 5 of Article I of Amended Code of Regulations of PH Group Inc. by Shareholders on April 30, 1998.

         10. MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

         10.1. Bank Lending Agreement, (Second Amended and Restated Revolving Credit/Term Loan Agreement dated June 29, 1998 between Star Bank, N.A. and PH Group Inc.).

         10.2. Form of Option Agreement between the Company and Employees, related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

         10.3. Form of Option Agreement between the Company and Consultants, related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

         10.4. Form of Option Agreement between the Company and Directors', related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

         10.5. Employment Agreement between the Company and Charles T. Sherman dated January 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.6. Split Dollar Agreement between the Company and Charles T. Sherman dated September 11, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.7. PH Group Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.8. PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.9.  PH Group Inc. agreement with major Sales Representative.

         23. CONSENT OF INDEPENDENT AUDITORS.

         23.1. Consent of Deloitte & Touche LLP

         23.2. Consent of Greene & Wallace, Inc.

         24. POWERS OF ATTORNEY.

         24.1. Powers of Attorney.

         24.2. Certified resolution of the Company's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         27. FINANCIAL DATA SCHEDULE

         27. Financial Data Schedule (submitted electronically for SEC information only).

         (b) REPORTS ON FORM 8-K.

         There were no Forms 8-K filed by the Company during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March  30, 1999                   PH GROUP INC.
                                         (the "Registrant")


                                         By:  /s/ CHARLES T. SHERMAN
                                              ----------------------------------
                                                  Charles T. Sherman, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 30th day of March, 1999.

   SIGNATURE                                             TITLE

/s/ CHARLES T. SHERMAN                            Director, President,
-----------------------------                     Chief Executive Officer
    Charles T. Sherman                            (principal executive officer)



/s/ KENNETH P. FURLONG                            Treasurer (principal financial
----------------------------                      officer)
    Kenneth P. Furlong

MICHAEL W. GARDNER*                               Director, Vice President
----------------------------                      Special Press Group
      Michael W. Gardner

BOB BINSKY*                                       Director
----------------------------
      Bob Binsky

ALIDA BREEN*                                      Director
----------------------------
      Alida Breen

M. RICHARD SULSER*                                Director
----------------------------
      M. Richard Sulser

TERRY L. SANBORN*                                 Director
----------------------------
      Terry L. Sanborn

* Charles T. Sherman, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

             *By:  /s/ CHARLES T. SHERMAN
              ------------------------------------
             Charles T. Sherman, Attorney-in-fact

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
  PH Group Inc.

We have audited the accompanying balance sheet of PH Group Inc. as of December 31, l998 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PH Group Inc. for the year ended December 31, 1997 were audited by other auditors whose report, dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PH Group Inc. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
Columbus, Ohio
March 30, 1999

PH GROUP INC.

BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------------

ASSETS                                                            1998          1997

CURRENT ASSETS:
  Cash                                                         $    5,862   $    7,789
  Accounts receivable (less allowance for doubtful accounts:
    1998 - $30,000; 1997 - $0)                                  3,974,134    2,837,774
  Federal and state income tax receivables                        157,646
  Inventories                                                   2,942,799    2,829,172
  Deferred income taxes                                           186,300      150,500
  Other current assets                                             85,260      188,496
                                                                ---------    ---------

            Total current assets                                7,352,001    6,013,731
                                                                ---------    ---------


PROPERTY AND EQUIPMENT:
  Office equipment                                                756,890      621,933
  Manufacturing equipment                                       1,090,015    1,053,198
  Leasehold improvements                                          281,821      265,564
  Vehicles                                                        140,271      166,180
                                                                ---------    ---------
  Total property and equipment                                  2,268,997    2,106,875
  Less accumulated depreciation and amortization                1,329,574    1,112,086
                                                                ---------    ---------

            Property and equipment, net                           939,423      994,789
                                                                ---------    ---------

OTHER NONCURRENT ASSETS:
  Land held for investment                                         20,570      169,720
  Goodwill, net                                                   698,030      785,899
  Deferred income taxes, net                                      287,500       50,100
  Other noncurrent assets, net                                    285,261      280,338
                                                                ---------    ---------

           Total other noncurrent assets                        1,291,361    1,286,057
                                                                ---------    ---------


TOTAL ASSETS                                                   $9,582,785   $8,294,577
                                                               ==========   ==========


                                                                     (Continued)

See notes to financial statements.

PH GROUP INC.

BALANCE SHEETS, DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                      1998            1997
CURRENT LIABILITIES:
  Accounts payable                                                    $ 2,285,591    $ 1,950,925
  Current portion of debt                                               3,281,539      1,226,882
  Income taxes payable                                                                   422,626
  Accrued expenses                                                        460,257        610,409
  Customer deposits                                                       924,949      1,722,235
                                                                        ---------      ---------

            Total current liabilities                                   6,952,336      5,933,077
                                                                        ---------      ---------

NONCURRENT LIABILITIES:
  Long-term debt (less current portion)                                   951,068        252,061
  Deferred compensation                                                    12,083         12,916
                                                                        ---------      ---------

           Total noncurrent liabilities                                   963,151        264,977
                                                                        ---------      ---------

           Total liabilities                                            7,915,487      6,198,054
                                                                        ---------      ---------

COMMON STOCK SUBJECT TO REPURCHASE, 125,000
  shares issued, outstanding shares (93,750 - 1998; 125,000 - 1997)
  at redemption value                                                     262,500        312,500
                                                                        ---------      ---------

SHAREHOLDERS' EQUITY:
  Common stock, with no par value, authorized 10,000,000
    shares, issued and outstanding shares at stated value:
     (1998 - 1,519,846; 1997 - 1,418,731)                                  12,157         11,350
  Additional paid-in capital                                            1,403,321      1,292,051
  Retained earnings (accumulated deficit)                                 (10,680)       480,622
                                                                        ---------      ---------

           Total shareholders' equity                                   1,404,798      1,784,023
                                                                        ---------      ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 9,582,785    $ 8,294,577
                                                                      ===========    ===========



See notes to financial statements.

PH GROUP INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1998            1997


NET SALES                                       $ 13,394,357    $ 13,752,009

COST OF SALES                                     10,042,780       9,167,483
                                                ------------    ------------

GROSS MARGIN                                       3,351,577       4,584,526

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       4,006,233       3,518,850
                                                ------------    ------------

INCOME (LOSS) FROM OPERATIONS                       (654,656)      1,065,676
                                                ------------    ------------

OTHER INCOME (EXPENSES):
  Interest expense                                  (285,623)       (189,570)
  Other, net                                         151,977          60,040
                                                ------------    ------------

           Total other income (expenses), net       (133,646)        129,530
                                                ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                   (788,302)        936,146

PROVISION (BENEFIT) FOR INCOME TAXES                (297,000)        331,300
                                                ------------    ------------


NET INCOME (LOSS)                               $   (491,302)   $    604,846
                                                ============    ============

PER SHARE DATA:
  Basic earnings (loss) per share               $      (0.33)   $       0.43

  Diluted earnings (loss) per share             $      (0.31)   $       0.37

  Weighted average shares outstanding:

    Basic                                          1,490,475       1,397,343
    Diluted                                        1,577,546       1,622,087



See notes to financial statements.

PH GROUP INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                              RETAINED
                                         OUTSTANDING            ADDITIONAL     EARNINGS        TOTAL
                                         COMMON STOCK            PAID-IN     (ACCUMULATED   SHAREHOLDERS'
                                   SHARES           AMOUNT       CAPITAL       DEFICIT)       EQUITY
BALANCES AT JANUARY 1, 1997       1,359,731    $    10,878    $ 1,239,023   $  (124,224)   $ 1,125,677

  Issuance of common stock           59,000            472         53,028                       53,500
  Net income                                                                    604,846        604,846
                                  ---------         ------      ---------       -------      ---------

BALANCES AT DECEMBER 31, 1997     1,418,731         11,350      1,292,051       480,622      1,784,023


  Issuance of common stock          101,115            807        111,270                      112,077


  Net loss                                                                     (491,302)      (491,302)
                                  ---------         ------      ---------       -------      ---------


BALANCES AT DECEMBER 31, 1998     1,519,846    $    12,157    $ 1,403,321    $  (10,680)    $1,404,798
                                  =========    ===========    ===========    ==========     ==========

See notes to financial statements.

PH GROUP INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                             1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   $   (491,302)   $    604,846
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                          393,380         339,985
    Deferred income tax benefit                                                           (255,500)       (160,600)
    Gain on sale of property and equipment                                                 (52,696)         (7,875)
  Changes in assets and liabilities affecting cash flows from operating activities:
    Accounts receivable                                                                 (1,136,360)       (708,402)
    Inventories                                                                           (113,627)     (1,924,683)
    Other current assets                                                                   103,236           3,136
    Other noncurrent assets                                                                (34,949)        (46,040)
    Accounts payable                                                                       334,666         963,160
    Income taxes                                                                          (598,172)        399,126
    Accrued expenses                                                                      (150,152)         (9,188)
    Customer deposits                                                                     (797,286)      1,029,237
    Deferred compensation                                                                     (833)          6,550
                                                                                        ----------         -------

            Net cash (used in) provided by operating activities                         (2,799,595)        489,252
                                                                                        ----------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                          246,514         145,079
  Acquisition costs                                                                                       (211,143)
  Capital expenditures for property and equipment                                         (264,587)       (319,090)
                                                                                        ----------         -------

           Net cash used in investing activities                                           (18,073)       (385,154)
                                                                                        ----------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt obligations                                                (8,919,365)    (11,979,558)
  Proceeds from debt obligations                                                        11,673,029      11,725,300
  Proceeds from issuance of common stock                                                   112,077          41,500
  Payment for common stock subject to repurchase                                           (50,000)
                                                                                        ----------         -------

           Net cash provided by (used in) financing activities                           2,815,741        (212,758)
                                                                                        ----------         -------

NET DECREASE IN CASH                                                                        (1,927)       (108,660)

CASH, beginning of year                                                                      7,789         116,449
                                                                                        ----------         -------

CASH, end of year                                                                     $      5,862    $      7,789
                                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                          $    557,642    $     92,774
                                                                                      ============    ============

  Cash paid for interest expense                                                      $    285,623    $    189,570
                                                                                      ============    ============



See notes to financial statements.

PH GROUP INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION - PH Group Inc., an Ohio corporation, is the product of the merger of several companies, the oldest of which was incorporated in 1906. The primary operations of the Company are the manufacture and marketing of a line of hydraulic presses and injection molding equipment under the names PH Hydraulics, St. Lawrence Press and Trueblood. The principal market area of these product lines is North America.

      LOSS FROM OPERATIONS - The Company incurred a net loss of approximately $491,000 in 1998 and is in violation of certain debt covenants for which the Company obtained a waiver (See Note 2). Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management has changed its focus from revenue growth to operational efficiencies and has implemented various cost savings plans to reduce operational losses. Additionally, the Company seeks to improve its margins in the manufacturing process and acquire additional equity and amend its bank credit facilities. Accordingly, management believes that the Company will be able to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

      INVENTORIES - Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories are comprised of the following:

                                            December 31,
                                        1998         1997
Raw materials                        $  420,661   $  439,528
Finished and work-in-process goods    2,522,138    2,389,644
                                      ---------    ---------

Total                                $2,942,799   $2,829,172
                                     ==========   ==========

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 3 to 20 years.

      Depreciation expense was approximately $275,000 and $249,000 in 1998 and 1997, respectively.

      SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION - A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. One of the Company's customers accounted for approximately 15% and 29% of the sales in 1998 and 1997 and 24% and 33% of the accounts receivable balance at December 31, 1998 and 1997. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing on-going credit evaluations of its customers and maintains reserves for potential uncollectable accounts.

      LAND HELD FOR INVESTMENT - Land held for investment is valued at the lower of cost or market. Expenditures that add to the recoverable value of the property are capitalized as land development costs.

      GOODWILL - Goodwill is being amortized using the straight-line method over periods ranging from six to fifteen years for financial statement purposes. The amortization expense for 1998 and 1997 was approximately $78,000 and $61,000, respectively. Goodwill on the balance sheet is shown net of accumulated amortization at December 31, 1998 and 1997 of approximately $214,000 and $136,000, respectively.

      IMPAIRMENT OF ASSETS - At each balance sheet date, a determination is made by management to ascertain whether property and equipment, goodwill held for investment, land and non-compete and consulting agreements have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. For the years presented, there has been no impairment of assets.

      OTHER NONCURRENT ASSETS - Included in other noncurrent assets are noncompetition and consulting agreements of approximately $147,000 at December 31, 1998 and 1997. These agreements are being amortized using the straight-line method over the lives of the agreements which range from 32 to 116 months. The amortization expense for 1998 and 1997 was approximately $37,000 and $25,000, respectively. Accumulated amortization at December 31, 1998 and 1997 was approximately $62,000 and $25,000, respectively.

      REVENUE RECOGNITION - Revenue from equipment sales and the related costs of sales are recognized when products are completed, and accepted for shipment by the customer, and all costs are incurred or subject to reasonable estimate. Advance payments from customers prior to completion are reported as customer deposits.

      PRODUCT WARRANTY - The Company generally provides a warranty against defects in its products for periods ranging from one to two years. A liability for estimated warranty costs is recognized on current sales. The Company has determined the estimate based on the historical relationship of actual warranty costs to sales revenue.

      ADVERTISING - The Company expenses advertising costs as incurred. Advertising costs relate primarily to product brochures, industry magazines and trade shows. Advertising expenses were approximately $242,000 and $274,000 in 1998 and 1997, respectively.

      RESEARCH AND DEVELOPMENT -The Company expenses research and development costs as incurred. Research and development expenses were approximately $39,000 and $0 in 1998 and 1997, respectively.

      PER SHARE INFORMATION - Basic earnings per share amounts (EPS) are computed based on the weighted average number of common shares actually outstanding. Diluted EPS includes the effect of EPS of dilutive stock options of 72,759 and 140,840 and restricted stock subject to put options of 14,312 and 83,904 at December 31, 1998 and 1997, respectively. Computation of the dilutive effect of stock option conversion is computed using the treasury stock method. All share and per share information for 1998 and 1997 reflects the retroactive impact of a five for four stock split which occurred January 2, 1998. No adjustments to net income (loss) were required for purposes of computing diluted per share amounts.

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      BUSINESS SEGMENTS - In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company is managed in one operating segment, the manufacturer of equipment for the machine tool industry. Within their one operating segment, the Company has identified two product groups; Hydraulic Presses and Injection Molding Machines. The following is supplemental information on net sales by product group:

                              HYDRAULIC         INJECTION      REPAIR PARTS
                               PRESSES           MOLDING       AND SERVICE         TOTAL
     1998                    $ 10,151,921      $ 2,884,539      $ 357,897       $ 13,394,357
     1997                    $ 6,897,463       $ 6,596,793      $ 257,749       $ 13,752,005

      NEW ACCOUNTING PRONOUNCEMENTS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The Company does not believe the new statement will have a material impact on its results of operations and financial position.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

      RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform with the current year's classifications.

2.    DEBT AND OTHER OBLIGATIONS

      Debt consists of the following:

                                                                                   DECEMBER 31,
                                                                               1998             1997

Bank line of credit agreement                                               $ 3,056,716        $ 457,049
Term loan payable to bank at interest rate of 8.07%, secured,
  monthly payments of $14,286 through June 30, 2005.                          1,114,286
  The term loan is cross collateralized with the line of credit
Promissory note payable to bank at an interest rate of
  prime plus 1%, secured, paid in 1998                                                           600,000
Term loan payable to a bank at an interest rate of prime
  plus 1%, secured, paid in 1998                                                                 291,667
Other installment notes at interest rates ranging from 5%
  to 10.25%, secured by certain vehicles and manufacturing
  equipment, requiring monthly principal and interest
  payments with various maturities through August 2000                           37,841           87,287
Capital lease obligation at 13%, secured by computer
  equipment requiring monthly principal and interest
  payments through January 2000                                                  23,764           42,940
                                                                              ---------        ---------
           Total                                                              4,232,607        1,478,943
Less current portion                                                          3,281,539        1,226,882
                                                                              ---------        ---------

Long-term portion                                                             $ 951,068        $ 252,061
                                                                              =========        =========

      BANK LINE OF CREDIT - At December 31, 1998, the Company has a line of credit agreement with a bank to borrow up to $3,500,000, subject to certain borrowing base restrictions. The line is secured as noted below. Interest is payable monthly at bank prime plus .5%. The agreement expires on September 30, 1999. Outstanding balances due were $3,056,716 and $457,049 at December 31, 1998 and 1997. At December 31, 1998 the Company was in violation of certain debt covenants regarding the following; tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio and annual capital expenditures. On March 30, 1999 the Company obtained a waiver from the bank with respect to such events of noncompliance. Additional borrowings available under the line of credit at December 31, 1998 were $443,284.

      In addition, the line of credit agreement was amended as follows: 1) borrowing availability was reduced to $3,000,000 2) interest is payable monthly at bank prime plus 1% or LIBOR plus 325 basis points and 3) the Company must seek to obtain equity or subordinated debt acceptable to the bank and sufficient to provide adequate liquidity to the Company. 4) Immediately upon injection of equity into the Company, the Company shall be required to reduce the term loan balance by at least $250,000. 5) the debt covenants were revised such that the Company is currently in compliance with the new covenants.

      Maturities of debt at December 31, 1998 are as follows:

      1999                       $3,281,539
      2000                          179,640
      2001                          171,429
      2002                          171,429
      2003                          171,429
   Thereafter                       257,141
                                 ----------

Total                            $4,232,607
                                 ==========

      Debt is secured by substantially all assets of the Company and the assignment of the proceeds of a $500,000 life insurance policy.

3.       INCOME TAXES

      Components of the provision for income taxes are as follows:

                                          1998          1997
Current:
  Federal                              $  11,100    $ 419,800
  State and local                        (52,600)      72,100
                                       ---------    ---------
                                         (41,500)     491,900

Deferred:
  Federal                               (250,100)    (160,600)
  State and local                         (5,400)
                                       ---------    ---------
                                        (255,500)    (160,600)
                                       ---------    ---------

Provision (benefit) for income taxes   $(297,000)   $ 331,300
                                       =========    =========

      A reconciliation of the income tax provision (benefit) based on the federal statutory income tax rate of 34% to the Company's income tax provision (benefit) is as follows:

                                                                 1998          1997

Provision (benefit) at federal statutory rate                  $(268,000)   $ 318,300
State and local tax expense (benefit), net of federal effect     (35,400)      72,100
Change in valuation allowance                                                 (39,800)
Other items, net                                                   6,400      (19,300)
                                                               ---------    ---------

Provision (benefit) for income taxes                           $(297,000)   $ 331,300
                                                               =========    =========

      Deferred tax assets (liabilities) consist of the following:

                                            December 31,
                                        1998           1997
Current assets:
  Accrued expenses                   $ 106,800    $  79,400
  Inventory                             67,300      104,900
  Bad debt allowance                    12,200
                                     ---------    ---------
           Total current assets        186,300      184,300
                                     ---------    ---------

Non-current asset (liability):
  Property, plant and equipment        (58,100)     (39,600)
  Net operating loss carryforwards     254,100
  Goodwill                              90,100       29,000
  Deferred costs                                     76,300
  Capital loss carryforwards            55,400
  Other, net                                          4,600
                                     ---------    ---------
           Total non-current asset     341,500       70,300
                                     ---------    ---------

Total deferred tax asset               527,800      254,600
Less valuation allowance               (54,000)     (54,000)
                                     ---------    ---------

Total deferred tax asset - net       $ 473,800    $ 200,600
                                     =========    =========

      At December 31, 1998, the Company has approximately $747,000 of net operating losses carryforwards for Federal income tax purposes expiring in 2013 and approximately $54,000 in capital loss carryforwards expiring in 2003.

4.    OPERATING LEASES

      During 1989, the Company entered into an agreement to lease office and manufacturing space in Columbus, Ohio. The lease period is 125 months and will expire on August 31, 1999.

      During May 1997, the Company entered into an agreement to lease office and manufacturing space in Romulus, Michigan. The lease requires monthly payments of $14,850, plus a proportionate share of the operating expenses. The agreement was to expire in April 2002, with an option for early termination in April 1999. The Wayne County Airport Authority has issued an order of condemnation on the property due to airport expansion. The Company is currently vacating the property. A portion of this space was subleased for $2,400 per month, plus a proportionate share of the operating expenses, under a month to month operating lease agreement.

      The Company has entered into a lease of office and manufacturing space at the CityGate development in Columbus, Ohio. The building is currently under construction, however, a preliminary annual lease payment of approximately $279,000 has been negotiated based on estimated construction costs. The Company plans to occupy the new building in September 1999. Minimum future rental payments for the above noncancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are as follows:

1999                       $   93,045
2000                          279,135
2001                          279,135
2002                          279,135
2003                          279,135
Thereafter                  2,977,440

      Rental expense under all operating leases was approximately $255,000 in 1998 and $182,000 in 1997.

5.    STOCK OPTIONS

      The Company has a fixed director's stock option plan. Under this plan the Company can grant up to 6,250 options per newly elected director after May 1996. The maximum term of the options is ten years and they become fully vested at the end of two years. Directors who held their position before May 1996 could receive up to 25,000 options which were fully vested upon receipt, and expire in the year 2005. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. All stock option information in these financial statements has been adjusted to reflect the impact of a five for four stock split in January 1998.

      The Company's 1997 Stock Incentive Plan allows the Board of Directors to grant stock options to employees, directors and consultants. The total number of aggregate shares which may be granted under the Plan shall not exceed 187,500. Options to acquire company stock for employees and consultants shall not be granted with exercise prices less than the fair market value of a share on the date of the grant. The number of shares granted to employees and consultants is at the discretion of the board. Shares are granted to non-employee directors upon appointment to the board and at each annual meeting based upon the increase in total income before taxes over the prior calendar year. Options granted to non-employee directors are made at exercise prices equal to the fair market value of the stock at the date of the annual meeting corresponding to the performance year. During 1998, 66,150 options were granted at $3.11 under the Plan. No options will be granted to non-employee directors at the 1999 annual meeting of shareholders.

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 1998 net income (loss) and earnings (loss) per common share would have been $(554,269) and $(.37) per basic and $(.35) diluted share, respectively. For 1997, pro forma net income and earnings per common share would have been $545,276 and $.39 per basic share or $.34 per diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

      The fair value of each option granted is estimated on the grant date using the Black-Scholes Formula. The following weighted average assumptions were made in estimating the fair value for options granted in 1998 and 1997, respectively: risk-free interest rates of 5.09% and 6.25%; and volatility factors of 119% and 184%. The expected life of the options was assumed at 10 years and the expected dividend yields were assumed to be zero for both 1998 and 1997.

      The following table summarized stock option activity:

                                                                  1998                                      1997
                                                                  ----                                      ----

                                                                           Weighted                                   Weighted
                                                          Number           Average              Number                Average
                                                            of             Exercise               of                  Exercise
                                                         Options            Price               Options                Price

Outstanding at beginning of year                          233,750           $ 1.02             252,500                $ 0.86
Granted                                                    72,400             3.11              33,500                  1.68
Exercised                                                 (71,700)            0.86             (52,250)                 0.81
Forfeited or expired                                      (29,150)            2.62
                                                          -------             ----             -------                ------
Outstanding at end of year                                205,300           $ 1.57             233,750                $ 1.02
                                                          =======           ======             =======                ======

Exercisable at end of year                                162,550           $ 1.16             179,750                $ 1.01
                                                          =======           ======             =======                ======

Weighted average fair value of options
  granted during the year                                                   $ 2.84                                    $ 2.29
                                                                            ======                                    ======

Options Available for Grant                              131,750                              187,500
                                                         =======                              =======

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:

                                                    Options Outstanding                                 Options Exercisable
                                                    -------------------                                 -------------------
                                                                    Weighted         Weighted                           Weighted
                                                Number              Average           Average        Number              Average
                                                  of                Exercise        Contractual        of               Exercise
      Range of Exercise Prices                  Options              Price         Life (Years)      Options              Price


$.80                                             91,250             $ 0.80             4.1           96,250              $ 0.80
$1.20 to $2.20                                   66,050               1.51             4.1           55,000                1.37
$3.06 to $3.25                                   48,000               3.11             9.3           11,300                3.15
                                                 ------               ----                           ------                ----

                                                205,300             $ 1.57                          162,550              $ 1.16
                                                =======             ======                          =======              ======

      Options to purchase 125,000, 93,750, 98,650 and 57,900 shares at $1.60 -
      3.25 for each quarter in 1998 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.

      On January 26, 1999 options for 3,125 shares at $1.75 per share were granted automatically to a director appointed to fill a board vacancy. On February 9, 1999 options for 45,000 shares were granted to employees and executives of the Company at $1.38 per share.

6.    TRANSACTIONS WITH RELATED PARTIES

      In 1998 fees of $26,400 were paid to a director for services provided to the Company. In 1997 fees of $85,000 were incurred to an entity owned by certain shareholders in regards to activities involving the St. Lawrence Press asset acquisition (see Note 8). At December 31, 1997 a liability of $32,000 is due to this entity and included in accounts payable. At December 31,1998 this liability was paid in full.

      In December 1996 the Company agreed to lend $59,000 to an entity owned by certain shareholders. At December 31, 1998 the outstanding balance was $47,200, with $5,900 in other current assets and $41,300 in other non-current assets. At December 31, 1997 the outstanding balance was $53,100 with $5,900 in other current assets and $47,200 in other non-current assets. Interest is computed on the outstanding principal amount at a rate of bank prime plus 1.25%. Principal repayment is $5,900 for 1999 with remaining balance is due in 2000.

7.    PROFIT-SHARING PLAN

      The Company sponsors a profit-sharing plan covering employees completing at least six months of service, working at least 1,000 annual hours, and having attained the age of 21. Contributions to the plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code Section 401(k). Profit-sharing expense was approximately $20,000 in 1998, and $51,900 in 1997.

8.    BUSINESS COMBINATION

      On April 30, 1997, the Company acquired certain net assets of the St. Lawrence Press Company in a business combination accounted for as a purchase. The acquired business is engaged in the production, development and sales of various multi-ton hydraulic presses. The results of operations of the acquired business are included in the financial statements from the date of acquisition. The $1,257,430 purchase price, including acquisition costs, exceeded the value of the net tangible assets acquired by $910,418. The excess amount was allocated as follows: Goodwill $763,836; Consulting Agreements $109,942; and Noncompetition Agreements $36,640. These intangible assets are being amortized over fifteen years for the Goodwill and the specific lives of the Noncompetition and Consulting Agreements which range from 32 to 116 months.

      The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases. The increases are based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $124,775 liability has been included on the financial statements (see
      Note 3) for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

      The acquisition was funded with cash, the assumption of liabilities, notes payable, and restricted common stock which is subject to a repurchase agreement, (see Note 10).

9.    COMMON SHARES SUBJECT TO REPURCHASE

      In conjunction with the St. Lawrence Press asset acquisition discussed in
      Note 8, the Company issued 125,000 shares of common stock, which are subject to a repurchase agreement. The issued shares are subject to restrictions on their transfer and voting rights. The Company has guaranteed the value of these shares by providing the holders four separate put rights which can require the Company to redeem these shares as follows: 31,250 shares on April 30, 1998 at $1.60 per share; 31,250 shares on April 30, 1999 at $2.40 per share; 31,250 shares on April 30, 2000 at $2.80 per share; and 31,250 shares on April 30, 2001 at $3.20 per share. Each separate put option is not exercisable until the dates shown above and expires one year from this vesting date. The holders are required to attempt to sell the shares in the market at a price equal to or greater than the minimum share price for 90 days prior to requiring the Company to redeem them.

      On the date issued, there was no significant difference between the estimated fair value of the common shares subject to repurchase and the future mandatory redemption amounts.

      No put options were exercised on the first installment at April 30, 1998. However, the holders were able to sell the first installment of 31,250 shares on the market at April 30, 1998.

10.   CONTINGENCIES

      At December 31, 1998, the Company is a party to various legal matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year's results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's future financial position or results of operations.

                                     ******

                                  EXHIBIT INDEX

                                                                                                         Page in
                                                                                                     Sequentially
                                                                                                       Numbered
Exhibit No.        Description                                                                            Copy

2.1.              Asset Purchase Agreement, dated as of April 30, 1997, between PH Group
                  Inc. and St. Lawrence Press Company, Inc. (incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10 - QSB for the
                  quarterly period ended March 31, 1997;  Commission File No. 0-8115).                     *

3.1. Certificate of Amendment by Shareholders to the Article of Incorporation of PH Group Inc. as filed with the Ohio
                  Secretary of State on April 30, 1998 (amending Article IV of
                  Amended Articles of Incorporation).

3.2.              Action Taken Without Meeting by the Board of Directors of PH Group Inc.
                  on April 30, 1998 (adopting Amended and Restated Articles of Incorporation).

3.3. Certified Resolutions regarding adoption of amendment to Sections 2 and 5 of Article I of Amended Code of Regulations of PH Group Inc. by Shareholders on April 30, 1998.

10.1.             Bank Lending Agreement, (Second Amended and Restated Revolving
                  Credit/Term Loan Agreement dated June 29, 1998 between Star Bank,
                  N.A. and PH Group Inc.).

10.2.             Form of Option Agreement between the Company and Employees, related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

10.3.             Form of Option Agreement between the Company and Consultants, related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

10.4.             Form of Option Agreement between the Company and Directors', related to options granted under PH Group Inc. 1997 Stock Incentive Plan.

10.5.             Employment Agreement between the Company and Charles T.
                  Sherman dated January 23, 1997 (incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for
                  the period ended December 31, 1997; Commission File No.
                  0-8115).*                                                                                *

10.6.             Split Dollar Agreement between the Company and Charles T.
                  Sherman dated September 11, 1997 (incorporated by reference to
                  Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for
                  the period ended December 31, 1997; Commission File No.
                  0-8115).*                                                                                *

10.7.             PH Group Inc. 1997 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the
                  period ended December 31, 1997; Commission File No. 0-8115).*                            *


10.8.             PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the
                  period ended December 31, 1997; Commission File No. 0-8115).*                             *

10.9.             PH Group Inc. agreement with major Sales Representative.

23.1.             Consent of Deloitte & Touche LLP

23.2.             Consent of Greene & Wallace, Inc.

24.1.             Powers of Attorney.

24.2. Certified resolution of the Company's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

27. Financial Data Schedule (submitted electronically for SEC information only).

---
*Incorporated by reference