Form 10KSB/A
period 1998-12-31
PH GROUP INC
filed 1999-04-30
CIK 35305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                   FORM 10-KSB/A


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

           Document                                        Part of Form 10-KSB


Registrant's Proxy Statement for its                             Part III
1999 Annual Meeting of Shareholders to
be held on May 4, 1999


Transitional Small Business Disclosure Format (check one)
         Yes                     No  X
            ---                     ---

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


Information regarding the Registrant's directors and executive officers is set forth at "ELECTION OF DIRECTORS", and the information required by Item 405 of Regulation S-B is set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 4, 1999, filed with the Securities and Exchange Commission (the "1999 Proxy Statement"), which information is incorporated herein by reference.


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

         3.  ARTICLES OF INCORPORATION AND CODE OF REGULATIONS


         3.1. Certificate of Amendment by Shareholders to the Articles of Incorporation of PH Group Inc. as filed with the Ohio Secretary of State on May 8, 1998 (amending Article IV of Amended Articles of Incorporation).

         3.2. Certificate of Amendment by Directors of PH Group Inc., as filed with the Ohio Secretary of State on May 8, 1998 (adopting Amended and Restated Articles of Incorporation).

         3.3. Amended and Restated Code of Regulations of PH Group Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997; Commission File No. 0-8115).

         3.4. Certificate of Inspector of Election as to Approval of the Proposal to Amend Sections 2 and 5 of Article I of the Amended Code of Regulations of PH Group Inc. to Delete References Therein to "Common" Shares and to Substitute Therefor "Voting" Shares, dated April 30, 1998 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998; Commission file No. 0-8115).


         10. MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

         10.1. Bank Lending Agreement, (Second Amended and Restated Revolving Credit/Term Loan Agreement dated June 29, 1998 between Star Bank, N.A. and PH Group Inc.). (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).

         10.2. Form of Option Agreement between the Company and Employees, related to options granted under PH Group Inc. 1997 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).

         10.3. Form of Option Agreement between the Company and Consultants, related to options granted under PH Group Inc. 1997 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).

         10.4. Form of Option Agreement between the Company and Directors, related to options granted under PH Group Inc. 1997 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).


         10.5. Employment Agreement between the Company and Charles T. Sherman dated January 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.6. Split Dollar Agreement between the Company and Charles T. Sherman dated September 11, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.7. PH Group Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

         10.8. PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*


         10.9. PH Group Inc. agreement with major Sales Representative. (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).


         23. CONSENT OF INDEPENDENT AUDITORS.


         23.1. Consent of Deloitte & Touche LLP (incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).


         23.2. Consent of Greene & Wallace, Inc. (incorporated herein by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).


         24. POWERS OF ATTORNEY.

         24.1. Powers of Attorney. (incorporated herein by reference to Exhibit
24.1 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).


         24.2. Certified resolution of the Company's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney. (incorporated herein by reference to Exhibit
24.2 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).



         27. FINANCIAL DATA SCHEDULE


         27. Financial Data Schedule (submitted electronically for SEC information only). (incorporated herein by reference to Exhibit 27 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998; Commission File No. 0-8115).



         (b) REPORTS ON FORM 8-K.

         There were no Forms 8-K filed by the Company during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 30, 1999                    PH GROUP INC.
                                         (the "Registrant")



                                         By:  /s/ CHARLES T. SHERMAN
                                              ----------------------------------
                                                  Charles T. Sherman, President

                                  EXHIBIT INDEX


                                                                                                      Page in
                                                                                                    Sequentially
                                                                                                      Numbered
Exhibit No.        Description                                                                           Copy

2.1.              Asset Purchase Agreement, dated as of April 30, 1997, between PH Group                   *
                  Inc. and St. Lawrence Press Company, Inc. (incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10 - QSB for the
                  quarterly period ended March 31, 1997;  Commission File No. 0-8115).

3.1.              Certificate of Amendment by Shareholders to the Articles of                              7
                  Incorporation of PH Group Inc. as filed with the Ohio
                  Secretary of State on May 8, 1998 (amending Article IV of
                  Amended Articles of Incorporation).

3.2.              Certificate of Amendment by Directors of PH Group Inc., as filled with                  10
                  the Ohio Secretary of State on May 8, 1998 (adopting Amended and
                  Restated Articles of Incorporation).

3.3.              Amended and Restated Code of Regulations of PH Group Inc. (incorporated                  *
                  by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
                  10-QSB for the quarterly period ended March 31, 1997; Commission File
                  No. 0-8115).

3.4.              Certificate of Inspector of Election as to Approval of the Proposal to                   *
                  Amend Sections 2 and 5 of Article I of the Amended Code of Regulations
                  of PH Group Inc. to Delete References Therein to "Common" Shares and to
                  Substitute Therefor "Voting" Shares, dated April 30, 1998 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form
                  10-KSB for the fiscal year ended December 31, 1998; Commission File No.
                  0-8115).

10.1.             Bank Lending Agreement, (Second Amended and Restated Revolving                           *
                  Credit/Term Loan Agreement dated June 29, 1998 between Star Bank, N.A.
                  and PH Group Inc.). (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the period ended December
                  31, 1998; Commission File No. 0-8115).

10.2.             Form of Option Agreement between the Company and Employees, related to                   *
                  options granted under PH Group Inc. 1997 Stock Incentive Plan.
                  (incorporated herein by reference to Exhibit 10.2 to the Company's
                  Annual Report on Form 10-KSB for the period ended December 31, 1998;
                  commission File No. 0-8115).

10.3.             Form of Option Agreement between the Company and Consultants, related to                 *
                  options granted under PH Group Inc. 1997 Stock Incentive Plan.
                  (incorporated herein by reference to Exhibit 10.3 to the Company's
                  Annual Report on Form 10-KSB for the period ended December 31, 1998;
                  Commission File No. 0-8115).

10.4.             Form of Option Agreement between the Company and Directors, related to                  *
                  options granted under PH Group Inc. 1997 Stock Incentive Plan.
                  (incorporated herein by reference to Exhibit 10.4 to the Company's
                  Annual Report on Form 10-KSB for the period ended December 31, 1998;
                  Commission File No. 0-8115).

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

10.8.             PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the
                  period ended December 31, 1997; Commission File No. 0-8115).                              *

10.9.             PH Group Inc. agreement with major Sales Representative. (incorporated                    *
                  herein by reference to Exhibit 10.4 to the Company's Annual Report on
                  Form 10-KSB for the period ended December 31, 1998; Commission File No.
                  0-8115).

23.1.             Consent of Deloitte & Touche LLP (incorporated herein by reference to                     *
                  Exhibit 23.1 to the Company's Annual Report on Form 10-KSB for the
                  period ended December 31, 1998; Commission File No. 0-8115).

23.2.             Consent of Greene & Wallace, Inc. (incorporated herein by reference to                    *
                  Exhibit 23.2 to the Company's Annual Report on Form 10-KSB for the
                  period ended December 31, 1998; Commission File No. 0-8115).

24.1.             Powers of Attorney. (incorporated herein by reference to Exhibit 24.1 to                  *
                  the Company's Annual Report on Form 10-KSB for the period ended December
                  31, 1998; Commission File No. 0-8115).

24.2.              Certified resolution of the Company's Board of Directors authorizing                     *
                  officers and directors signing on behalf of the Company to sign pursuant to a power of attorney. (incorporated herein by reference to Exhibit
                  24.2 to the Company's Annual Report on Form 10-KSB for the period ended
                  December 31, 1998; Commission File No. 0-8115).

27.                Financial Data Schedule (submitted electronically for SEC information                    *
                  only). (incorporated herein by reference to Exhibit 27 to the Company's
                  Annual Report on Form 10-KSB for the period ended December 31, 1998;
                  Commission File No. 0-8115).


---
*Incorporated by reference