Form 10QSB
period 1999-03-31
PH GROUP INC
filed 1999-05-17
CIK 35305

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

For the quarterly period ended March 31, 1999
---------------------------------------------
                                 PH GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          Ohio                        Commission File No. 0-8115               31-0737351
------------------------------------------------------------------------------------------------
(State or other jurisdiction                                                (I.R.S. Employer
    of incorporation)                                                     Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio                              43204
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,677,386 common shares, without par value, outstanding as of April 30, 1999.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                  BALANCE SHEET

                                                           1999              1998
                                                          MARCH 31          DEC. 31
ASSETS                                                  (UNAUDITED)
------                                                  -----------      -----------
Current Assets
--------------
Cash                                                    $     3,104      $     5,862
Accounts Receivable                                     $ 2,674,898      $ 3,974,134
Federal and State Income Tax Receivables                $    86,914      $   157,646
Inventories                                             $ 3,195,629      $ 2,942,799
Deferred Income Taxes                                   $   186,300      $   186,300
Other Current Assets                                    $   156,220      $    85,260
                                                        -----------      -----------

      Total Current Assets                              $ 6,303,065      $ 7,352,001
                                                        -----------      -----------

Property and Equipment, at cost
-------------------------------
      Office Equipment                                  $   765,274      $   756,890
      Manufacturing Equipment                           $ 1,110,802      $ 1,090,015
      Leasehold Improvements                            $   281,821      $   281,821
      Vehicles                                          $   140,271      $   140,271
                                                        -----------      -----------
                                                        $ 2,298,168      $ 2,268,997
      Less: Accumulated Depreciation & Amortization     $(1,397,153)     $(1,329,574)
                                                        -----------      -----------

Net Property and Equipment                              $   901,015      $   939,423
                                                        -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                $    20,570      $    20,570
Goodwill, net                                           $   692,767      $   698,030
Deferred Income Taxes, Net                              $   287,500      $   287,500
Other Noncurrent Assets, Net                            $   261,499      $   285,261
                                                        -----------      -----------

      Total Other Non-Current Assets                    $ 1,262,336      $ 1,291,361
                                                        -----------      -----------

TOTAL ASSETS                                            $ 8,466,416      $ 9,582,785
                                                        ===========      ===========


See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                  BALANCE SHEET

                                                               1999             1998
                                                             MARCH 31          DEC. 31
LIABILITIES                                                (UNAUDITED)
-----------                                                -----------      -----------
Current Liabilities
-------------------
Accounts Payable                                           $ 2,142,896      $ 2,285,591
Current Portion of Debt                                    $ 2,728,288      $ 3,281,539
Accrued Expenses                                           $   413,813      $   460,257
Customer Deposits                                          $   814,285      $   924,949
                                                           -----------      -----------

      Total Current Liabilities                            $ 6,099,282      $ 6,952,336
                                                           -----------      -----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                      $   676,518      $   951,068
Deferred Compensation                                      $    14,289      $    12,083
                                                           -----------      -----------

      Total Noncurrent Liabilities                         $   690,807      $   963,151
                                                           -----------      -----------

      Total Liabilities                                    $ 6,790,089      $ 7,915,487
                                                           -----------      -----------

Common Stock Subject To Repurchase, 125,000
shares issued, 93,750 shares outstanding                   $   262,500      $   262,500
                                                           -----------      -----------

Shareholders' Equity
--------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(1999 - 1,526,636; 1998 - 1,519,846)                       $    12,211      $    12,157
Additional Paid- In Capital                                $ 1,412,199      $ 1,403,321
Retained Earnings (accumulated deficit)                    $   (10,583)     $   (10,680)
                                                           -----------      -----------

Total Shareholders' Equity                                 $ 1,413,827      $ 1,404,798
                                                           -----------      -----------



TOTAL LIABILITIES AND EQUITY                               $ 8,466,416      $ 9,582,785
                                                           ===========      ===========


See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                         THREE MONTHS ENDED MARCH 31
                                            1999             1998
                                            ----             ----
NET SALES                               $ 2,831,953      $ 4,200,528
---------
Cost of Goods Sold                      $ 2,031,211      $ 2,951,433
                                        -----------      -----------

Gross Margin                            $   800,742      $ 1,249,095

Selling, General and
and Administrative Expense              $   731,951      $   974,327
                                        -----------      -----------

Income From Operations                  $    68,791      $   274,768
                                        -----------      -----------

Other Income (Expense)
      Interest Expense                  $   (73,278)     $   (78,368)
      Other, net                        $     4,728      $    10,235
                                        -----------      -----------

Total Other (Expense)                   $   (68,550)     $   (68,133)
                                        -----------      -----------

Income Before Income Taxes              $       241      $   206,635


Provision for Income Taxes              $         0      $    73,000
                                        -----------      -----------
NET INCOME                              $       241      $   133,635
----------                              ===========      ===========

PER SHARE DATA:
Basic Earnings per Share                $      0.00      $      0.09
                                        ===========      ===========

Diluted Earnings per Share              $      0.00      $      0.09
                                        ===========      ===========

Weighted Average Shares Outstanding
   Basic                                  1,525,694        1,438,079
   Diluted                                1,647,774        1,536,539




See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                            1999              1998
                                                            ----              ----
Cash Flow From Operating Activities
  Net Income                                            $       241      $   133,635
  Adjustments to Reconcile Net Income to
    Net Cash Provided:
    Depreciation and Amortization                       $    96,607      $    74,969
    Loss on Sale of Property and Equipment                               $     3,667

 Changes in Assets and Liabilities Affecting Cash
   Flows from Operating Activities:
   Accounts Receivable                                  $ 1,299,236      $  (986,621)
   Inventory                                            $  (252,830)     $   139,487
   Other Current Assets                                 $   (70,960)     $    26,247
   Other Non Current Assets                             $      (618)     $    70,621
   Accounts Payable                                     $  (142,695)     $   665,860
   Income Taxes                                         $    70,732      $  (316,987)
   Accrued Expenses                                     $   (46,444)     $  (256,035)
   Customer Deposits                                    $  (110,664)     $  (363,483)
   Deferred Compensation                                $     2,206      $     2,501
                                                        -----------      -----------

Net Cash (Used) Provided By Operating Activities        $   844,811      $  (806,139)
                                                        -----------      -----------

Cash Flows from Investing Activities
    Capital Expenditures for Property and Equipment     $   (29,171)     $   (66,050)
                                                        -----------      -----------

Net Cash Used In Investing Activities                   $   (29,171)     $   (66,050)
                                                        -----------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                        $(2,522,801)     $(2,142,386)
    Proceeds from Debt Obligations                      $ 1,695,000      $ 2,976,300
    Proceeds from issuance of Common Stock              $     9,403      $    35,530
                                                        -----------      -----------

Net Cash Provided by (Used In) Financing Activities     $  (818,398)     $   869,444
                                                        -----------      -----------

Net Decrease in Cash                                    $    (2,758)     $    (2,745)
Cash, Beginning of Period                               $     5,862      $     7,789
                                                        -----------      -----------

CASH, END OF PERIOD                                     $     3,104      $     5,044
                                                        ===========      ===========


PH Group Inc. paid $ 73,278 in cash for interest in the first quarter 1999 and $78,368 in 1998.

See notes to the financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the Company, and related notes dated March 31, 1999, are set forth at pages F-1 through F-4 attached hereto.

NOTES TO THE FINANCIAL STATEMENTS.

Note 1. Basis of Financial Presentation
---------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting policies followed by PH Group Inc. (the Company), are set forth in Note 1 of the Notes to financial statements in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1998.

Note 2. Per Share Information
-----------------------------

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income per common share is computed based on the weighted average number of common shares and common share equivalents (stock options) outstanding during each period. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share. On January 2, 1998, a five-for-four stock split was affected whereby one additional common share was issued for each four common shares outstanding to shareholders of record on December 15, 1997. Accordingly, per share data and weighted average common shares outstanding for all periods presented in the accompanying financial statements are reflective of this split.

Note 3. Vertech Acquisition
---------------------------

Effective April 1, 1999 (the "closing Date"), PH Group Inc. purchased substantially all of the assets of Vertech Systems, LLC, a Delaware limited liability company with operation based at 6125 West Sam Houston Parkway, North, Suite 406, Houston, Texas ("Seller"), pursuant to an Amended and Restated Asset Purchase Agreement between the Seller, and PH Group Inc. dated April 1, 1999 (the "Agreement"). Prior to the Closing Date, the Seller was engaged in the design, manufacture and sale of small insert injection molding machines (the "Business").

         PH Group Inc. purchased, among other things, all of the Seller's licenses and permits, deposits, inventory, equipment, accounts receivable and purchase orders including all work in progress. Under the Agreement, Seller licensed to PH Group Inc. certain intangible assets, relating to the Business including all of Seller's trademarks, trade names, trade secrets, corporate names, designs, patents and other intellectual property related to the Business. Upon payment in full of the promissory notes described below, title to the intangible assets transfers to PH Group Inc.

         As consideration for the sale and purchase of the assets and the license of the intangible assets, PH Group Inc.:

         (i) delivered a promissory note in the principal amount of $650,000 payable over approximately four years,

         (ii) assumed certain contractual obligations of the Seller including certain trade payables not exceeding $100,000 in the aggregate,

         (iii) delivered a promissory notes in the principal amount of $350,000 payable over two years,

         (iv) paid the Seller $25,000 at closing in addition to the $25,000 already paid the Seller,

         (v) issued 50,000 shares of common stock of PH Group Inc. to the members of the Seller,

         (vi) agreed under Section 3.2 of the Agreement to make certain contingent payments to the Seller in the future based on a certain percentage of the gross revenue (less deductions) derived from the sale of Vertech machines (as defined in the Agreement), and

         (vii) agreed under Section 3.3 of the Agreement to make certain royalty payments to the Seller in the future based on a certain percentage of the gross revenue (less deductions) derived from the sale of Vertech machines (as defined in the Agreement).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
Three months ended March 31, 1999 as Compared to Three months ended March 31,
1998

Net Sales
Net sales for the first quarter of 1999 totaled $2.8 million, a 32.6% decrease from the same period in 1998. Hydraulic press sales decreased 28% in the first quarter 1999 compared with the first quarter 1998, while injection molding equipment sales decreased 49% in the same period. The volume of orders was comparable in both quarters, but there was a significant difference in product size and type. This impacted selling prices of the machinery delivered. Sales were also negatively impacted by timing of receipts of key component parts in the quarter, forcing deliveries into the next quarter.

New machinery orders decreased 68.0% in the first quarter of 1999 compared to the first quarter 1998. The machine tool industry as a whole has seen a slow down in capital spending in the first quarter of 1999. Despite this, quoting activity remains strong with record levels of hydraulic press quotations for the first quarter. Parts and service orders increased by 239% or $82,000 during the first quarter of 1999.

Gross Margin
Gross margins in the first quarter 1999 on our core press business have been meeting or exceeding historical levels. Gross margins on injection molding equipment were below comparable margins in the first quarter of 1998. In the first quarter of 1998 a large, multiple injection molding machine order was shipped. This allowed quantity purchase discounts and repetition in manufacturing processes. We were not able to duplicate this type of order in 1999.

Labor as a percent of sales increased to 10.7% versus 8.7% in the first quarter 1999. This increase is, in part, due to a wage rate increase.

Selling, General and Administrative
Selling, General and Administrative ("SG & A") expenses for the 1999 quarterly period have decreased $242,000 or 24.9% over the comparable 1998 amount. Personnel reductions decreased salary cost $134,000. This is primarily due to the elimination of duplicated services at the Company's Romulus, MI facility. Reductions in accrued bonuses and payroll related expenses accounted for an additional $44,000 of the decrease.

As a percent of sales, SG&A represented 25.8% in the first quarter 1999 compared to 23.2% in the first quarter 1998. The savings of reduced expenses were off-set by lower sales levels in the comparative quarters.

Interest Expense
Interest expense to date in the first quarter 1999 was 6.5% less than the same period in 1998. Cash received for the sale of land held for investment allowed a large prepayment on the term debt. Cash collections on two long-term press receivables allowed a paydown on the credit line. Both favorably impacted interest paid on debt.

Income Taxes
For the year 1999 no tax provision has been accrued due to minimal amounts of taxable income in the period. In the comparable period of 1998, $73,000 was accrued based on the earnings before taxes of the period and the effective tax rate.

Liquidity and Capital Resources
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

The Company has hired an investment bank to raise up to $3.0 million in long-term capitalization. The increased capitalization will be used to reduce bank debt, provide working capital and provide funds for acquisitions.

Cash provided by operations in 1999 totaled $854,000, resulting mainly from a decrease in accounts receivable of $1,299,000 and an increases in inventory of $253,000. The decrease in accounts receivable was due to strong collection of accounts in the first quarter 1999, combined with reduced sales levels in the period. The increase in inventory is the result of delayed shipment of large jobs until the second quarter of the year.

As part of the Vertech acquisition, the Company made a cash payment of $25,000 towards the purchase of Vertech assets. A payment of $25,000 towards the assumed accounts payable of Vertech was also made.

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

The Company has conducted an assessment of the Y2K issue and the potential effect it will have on the Company and its business. The Company has prepared a plan for dealing with the Y2K issue. The Company has taken initiatives in three general areas: information technology and communication systems, non-information technology systems, and third party issues.

Information Technology and Communication Systems
In 1998, the Company upgraded the computer network used throughout the organization. This included a new client server, new desktop computers, and upgrades and enhancements to those machines not replaced. Upgraded, Y2K compliant versions of most software packages have been obtained. These include the Visual Manufacturing, the Company's application system, Novell network software, Microsoft Office, Auto CAD, and Parametric Technology Corp.'s Pro E. In addition, the outside payroll provider and mailing system have been upgraded to be in compliance.

Current areas of potential noncompliance include the Company's fixed asset system software, the banking communication system software, and potentially the network router. Other equipment such as fax machines and copy machines may not be in compliance. The Company expects to have these systems in compliance by the end of the second quarter of 1999. An outside consultant has been hired to test the entire system. This testing will completed by the end of the third quarter, 1999.

Non-Information Technologies Systems

The Company has internal non-information technology systems comprised primarily of a building security systems. The Company is scheduled to move to a new facility in August, 1999. The Company will ascertain at that time the status of the new security system.

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

Because the Company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients and supplies, invoice and collection errors, and financing issues, including payroll. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

The Company currently estimates that the aggregate cost of its Y2K efforts should not exceed $80,000, of which $45,000 has already been expended for hardware and software upgrades. The Company believes that such costs will not have a material impact on results of operations, financial condition or cash flows.

Due to the nature of the Company's efforts, actual costs may vary from these estimates and there are no guarantees regarding the timing or efficiency of completion.

Contingency Plans
The Company has engaged a system consultant to review all system needs and to deal with contingency planning. This will be completed in the third fiscal quarter of 1999, after results of the assessment and remediation in progress have been ascertained. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.

Regarding "Forward-Looking" Statements
The foregoing outlook contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economics; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's business; actual future costs of operating expenses such as material, wages and benefits; actual cost of continuing investments in technology; the availability of capital to finance possible growth; the ability of management to implement Company strategy of acquisitions and process improvements; and the risks described from time to time in the Company's SEC reports.

PART II - OTHER INFORMATION

ITEM 5. Other Information

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         At December 31, 1998, the Company had a line of credit agreement with a bank to borrow up to $3,500,000, subject to certain borrowing base restrictions. At December 31, 1998, the Company was in violation of certain debt covenants regarding the following: tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio and annual capital expenditures. On March 30, 1999 the Company obtained a waiver from the bank with respect of noncompliance. A new loan agreement has been created between the Company and the bank, but at this time has not been signed by both parties. All borrowings under the bank line of credit are classified as a current liability.


Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits: See Exhibit Index

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PH Group Inc.,
                                                     an Ohio Corporation


Date:  May 12, 1999                                  By: /s/ Charles T. Sherman
     ----------------------                              ----------------------
                                                             Charles T. Sherman
                                                             President

EXHIBIT INDEX

Exhibit No                 Description                                              Location
----------                 -----------                                              --------
   3.1                     Amended and Restated Code of Regulations of PH Group     *
                           Inc. (incorporated herein by reference to Exhibit 3.2
                           of the Company's Quarterly Report on Form 10-QSB for
                           the quarterly period ended March 31, 1997; Commission
                           File No. 0-8115)
   3.2                     Certificate of Inspector of Election as to Approval      *
                           of the Proposal to Amend Sections 2 and 5 of
                           Article I of the Amended Code of Regulations of PH
                           Group Inc. to Delete References Therein to "Common"
                           Shares and to Substitute Therefor "Voting" Shares,
                           dated April 30, 1998 (incorporated herein by
                           reference to Exhibit 3.3 of the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1998; Commission File No. 0-8115)
   3.3                     Amended Code of Regulations of PH Group Inc.             Filed electronically herewith
                           (reflecting amendments through April 30, 1998) [For
                           SEC reporting compliance purposes only]

  27                       Financial Data Schedule                                  Filed electronically


----------------------------------
*Incorporated herein by reference.