Form 10QSB
period 1999-06-30
PH GROUP INC
filed 1999-08-23
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                -------------------------------------------------
                                   FORM 10-QSB
                -------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                 PH GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                 Commission File No. 0-8115        31-0737351
----------------------------  --------------------------  ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation)                                         Identification Number)

2365 Scioto Harper Drive, Columbus, Ohio         43204
------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 279-8877
                                                     --------------

                                 Not Applicable
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  X    NO                        (2)  YES  X     NO
        -----    -----                           -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,683,964 common shares, without par value, outstanding as of August 4, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements of the Company, for the period ended June 30, 1999 and 1998, are set forth at pages F-1 through F-4 attached hereto..

NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1998.


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


NOTE 3. BUSINESS COMBINATION
----------------------------

Effective April 1, 1999 (the "closing Date"), PH Group Inc. ("the Company") purchased substantially all of the assets of Vertech Systems, LLC, a Delaware limited liability company with operations in Houston, Texas ("Seller"), pursuant to an Amended and Restated Asset Purchase Agreement between the Seller, and the Company dated April 1, 1999 (the "Agreement"). Prior to the Closing Date, the Seller was engaged in the design, manufacture and sale of small insert injection molding machines (the "Business").

The Company purchased, among other things, all of the Seller's licenses and permits, deposits, inventory, equipment, accounts receivable and purchase orders including all work in progress. Under the

Agreement, Seller licensed to the Company certain intangible assets, relating to the Business including all of Seller's trademarks, trade names, trade secrets, corporate names, designs, patents and other intellectual property related to the Business. Upon payment in full of the promissory notes described below, title to the intangible assets transfers to the Company. Results of operations of the Seller are included in the Company's financial statements since April 1, 1999.

         As consideration for the sale and purchase of the assets and the license of the intangible assets, PH Group Inc.:

         (i) delivered a promissory note in the principal amount of $650,000 payable over approximately four years,

         (ii) assumed certain contractual obligations of the Seller including certain trade payables not exceeding $100,000 in the aggregate,

         (iii) delivered a promissory note in the principal amount of $350,000 payable over two years,

         (iv) paid the Seller $25,000 at closing in addition to the $25,000 already paid the Seller,

         (v) issued 50,000 shares of common stock of PH Group Inc. to the members of the Seller.

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1998.

                                  PH Group Inc.
                         Pro Forma Financial Information
                 For The Six Months Ended June 30, 1999 And 1998
                                   (Unaudited)
                                                1999           1998
                                                ----           ----
Net Sales                                    7,100,242      7,543,872

Income (Loss) From Continuing Operations       147,771        (32,737)

Net Income (Loss)                               20,099        (65,114)

Pro Forma Per Share Data:
  Basic Net Income (Loss) per Share               0.01          (0.04)

  Diluted Net Income (Loss) per Share             0.01          (0.04)


NOTE 4. ACCOUNTING STANDARDS
----------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 until January 1, 2001. The Company has not yet determined what, if any, impact the adoption of this standard will have in its financial statements.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES
Net sales for the second quarter of 1999 totaled $4.0 million, a 27.1% increase from the same period in 1998. Hydraulic press sales increased 9% in the second quarter 1999 compared with the second quarter 1998, while injection molding equipment sales increased 265% in the same period. Sales of injection molding equipment were impacted by the volume of machines sold in the second quarter of 1999. In the current quarter three machines were sold, versus one in the same period of 1998.

New machinery orders decreased 9% in the second quarter of 1999 compared to the second quarter of 1998. The machine tool industry as a whole has remained sluggish in capital spending in the second quarter of 1999. The Company continues to have exceptional quoting activity, especially in the hydraulic press line. Parts and service orders remained strong in the period, increasing by 670% during the second quarter of 1999 compared to the second quarter of 1998. Parts and service sales represented 3.5% of all sales in the second quarter of 1999.

GROSS MARGIN
Gross margins in the second quarter 1999 were 25.3% compared to 32.6% for the same period in 1998. The Company's small press business continue to meet or exceed historical levels. Gross margins on the larger presses have been negatively impacted by the necessity to subcontract manufacturing space and equipment. Gross margins on injection molding equipment were below comparable margins in the second quarter of 1998. A new hydraulic system design has increased costs on the initial injection molding machine installations.

Labor as a percent of sales decreased in the second quarter of 1999 to 7.0% versus 9.1% in the same period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 1999 quarterly period have decreased $188,000 or 18% over the comparable 1998 amount. Personnel reductions decreased salary expenses $82,000. The closure of the Company facility at Romulus, MI eliminated duplicate services. Advertising and promotion expenses have decreased by $48,000 in the period as media ads and trade show participation have been reduced. Professional services expenses were reduced by $53,000 in the period.

As a percent of sales, SG&A represented 21.2% in the second quarter 1999 compared to 32.9% in the second quarter 1998. The improvement in expenses contributed to a favorable operating income for the second quarter of 1999, versus an operating loss in the comparative quarter of 1998.

INTEREST EXPENSE
Interest expense in the second quarter 1999 was 158% greater than the same period in 1998. The acquisition of Vertech was completed on April 1, 1999. Interest bearing notes payable used to acquire Vertech have contributed to the increase in expense for the period.

SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES
Net sales for the first six months of 1999 totaled $6.9 million, a 6.8% decrease from the same period in 1998. Hydraulic press sales decreased 8% in the first six months of 1999 compared with the comparable period of 1998, while injection molding equipment sales decreased 12% in the same period. The volume of orders was comparable in both periods, but there was a significant difference in product size and type, especially in the injection molding line. This impacted selling prices of the machinery delivered.

New machinery orders decreased 39.3% in the first six months of 1999 compared to the same period of 1998. However, sales quotation activity remains very strong, which should increase sales in the second half of the year.

GROSS MARGIN
Gross margin for the first six months of 1999 are 26.5%, compared to 31.0% in the same period of 1998. Material cost increases account for most of this difference. Price and efficiency discounts gained on a multiple-machine order in the first six months of 1998 have not been duplicated in 1999. Cost to subcontract manufacturing to produce two presses that exceeded the capacity of the Company's Columbus manufacturing facility also reduced margins. These jobs would have been produced in the Romulus, MI facility in 1998.

Labor as a percent of sales decreased to 8.5% versus 8.8% in the first six months of 1999. Total direct labor hours have decreased in 1999, in part due to the increase in subcontract requirements.



SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 1999 period have decreased $430,000 or 21.3% over the comparable 1998 amount. Personnel reductions decreased salary cost $216,000. This is primarily due to the elimination of duplicate services at the Company's Romulus, MI facility. Reductions in bonuses and payroll related expenses accounted for an additional $57,000 of the decrease. Advertising and promotion expenses have decreased $44,000 in 1999 versus 1998. Professional service expenses have decreased $66,000. Property and casualty insurance has decreased in the six months of 1999 compared to 1998 by $34,000. This is primarily due to the closure of the Romulus, MI facility.

As a percent of sales, SG&A represented 23.1% in the first six months of 1999 compared to 27.4% in the same period of 1998. The Company has been aggressive in its effort to reduce office overhead and improve overall profitability.

INTEREST EXPENSE
Interest expense to date in the first six months of 1999 was 43.8% greater than the same period in 1998. The Vertech acquisition and heavy reliance on the bank line of credit to fund long term orders has contributed to the increase in interest expense.

INCOME TAXES
For the six months ended June 30, 1999 a tax provision of $10,000 has been accrued based on estimates of taxable income in 1999. In the comparable period of 1998, $65,000 was accrued based on the earnings before taxes of the period and the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

The Company has been working with an investment bank to raise up to $3.0 million in long-term capitalization. The increased capitalization will be used to reduce bank debt, provide working capital and provide funds for acquisitions.

Cash provided by operations in 1999 totaled $1,426,000, resulting mainly from a decrease in accounts receivable of $983,000, a decrease in inventory of $1,362,000 and a decrease in customer deposits of $563,000. The decrease in accounts receivable was due to strong collection of accounts in the first six months of 1999. The decrease in inventory is the result of shipment of large jobs in the second quarter of the year. The shipment of these orders, combined with reduced new orders has resulted in a decrease in customer deposits.

As part of the Vertech acquisition, the Company made a cash payment of $50,000 towards the purchase of Vertech assets. In addition, 50,000 shares of PH Group Inc. stock was used as part of the purchase proceeds.


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

Current areas of potential noncompliance include the Company's fixed asset system software, the banking communication system software, and potentially the network router. Other equipment such as fax machines and copy machines may not be in compliance. The Company has purchased the upgraded fixed asset software, but it is not currently installed. The bank communication software will be compliant by December, 1999. The entire system was tested by an outside consultant, and their report was provided June 25, 1999. This results of this testing will require some patches to, or replacement of, current hardware and software before the year end. The Company is assessing the options to determine which course of action it will take to implement the recommendations.

NON-INFORMATION TECHNOLOGIES SYSTEMS
The Company has internal non-information technology systems comprised primarily of a building security systems. The Company is scheduled to move to a new facility in September, 1999. The Company will ascertain at that time the compliance of the new security system.


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

The Company currently estimates that the aggregate cost of its Y2K efforts should not exceed $100,000, of which $50,000 has already been expended for hardware and software upgrades. The Company believes that such costs will not have a material impact on results of operations, financial condition or cash flows. Due to the nature of the Company's efforts, actual costs may vary from these estimates and there are no guarantees regarding the timing or efficiency of completion.


CONTINGENCY PLANS
The Company has engaged a system consultant to review all system needs and to deal with contingency planning. This will be completed in the third quarter of 1999, after results of the assessment and remediation in progress have been ascertained. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.


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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds On April 1, 1999, 50,000 shares of PH Group Inc. common stock were issued as part of the purchase proceeds used to acquire Vertech Systems, LLC. The market price at the date of the transaction was $1.38 per share.

Item 3. Defaults Upon Senior Securities At December 31, 1998, the Company had a line of credit agreement with a bank to borrow up to $3,500,000, subject to certain borrowing base restrictions. At December 31, 1998, the Company was in violation of certain debt covenants regarding the following: tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio and annual capital expenditures. On March 30, 1999 the bank agreed to grant a waiver to the Company with respect of noncompliance. A new loan agreement has been created between the Company and the bank, but at this time has not been signed by both parties. All borrowings under the bank line of credit are classified as a current liability.

Item 4.  Submission of Matters to a Vote of Security Holders
(a)      The Annual Meeting of shareholders of the Company was held May 4, 1999.

(b) The matters voted upon at the Annual Meeting and the results of the voting are set forth below: (I) The shareholders voted as follows with respect to the election of directors:

                                        Shares in Favor      Shares Withheld
                Bob Binsky                1,073,444              8,607
                Michael W. Gardner        1,040,351             41,700
                Terry L. Sanborn          1,073,049              9,002


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits: See Exhibit Index


(b)      Reports on Form 8-K

         On April 15, 1999 a Form 8-K was filed, the result of the purchase by the registrant, PH Group Inc. of Vertech Systems, LLC.

         On June 15, 1999 an amended Form 8-K was filed, the result of the purchase by the registrant, PH Group Inc. of Vertch Systems, LLC. The amended filing included financial statements, pro forma financial information and exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PH Group Inc.,
                                           an Ohio Corporation


Date:  August 20, 1999                     By: \s\ Charles T. Sherman
     ----------------------                    ----------------------
                                                   Charles T. Sherman
                                                   President

EXHIBIT INDEX

Exhibit No               Description                      Location
----------               -----------                      --------

     27              Financial Data Schedule         Filed electronically





----------------------------------
*Incorporated herein by reference.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    PH GROUP INC.
                                    BALANCE SHEET

                                                          1999             1998
                                                         JUNE 30          DEC. 31
ASSETS                                                 (UNAUDITED)
------                                                 -----------      -----------
Current Assets
--------------
Cash                                                   $    19,044      $     5,862
Accounts Receivable                                      3,069,437        3,974,134
Federal and State Income Tax Receivables                    77,714          157,646
Inventories                                              1,690,914        2,942,799
Deferred Income Taxes                                      186,300          186,300
Other Current Assets                                       325,427           85,260
                                                       -----------      -----------

     Total Current Assets                                5,368,836        7,352,001
                                                       -----------      -----------

Property and Equipment, at cost
-------------------------------
     Office Equipment                                      964,881          756,890
     Manufacturing Equipment                             1,704,878        1,090,015
     Leasehold Improvements                                276,431          281,821
     Vehicles                                              140,271          140,271
                                                       -----------      -----------
                                                         3,086,461        2,268,997
     Less: Accumulated Depreciation & Amortization      (1,464,096)      (1,329,574)
                                                       -----------      -----------

Net Property and Equipment                               1,622,365          939,423
                                                       -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                    20,570           20,570
Goodwill, net                                            1,118,931          698,030
Deferred Income Taxes, Net                                 287,500          287,500
Other Noncurrent Assets, Net                               408,844          285,261
                                                       -----------      -----------
     Total Other Non-Current Assets                      1,835,845        1,291,361
                                                       -----------      -----------

TOTAL ASSETS                                           $ 8,827,046      $ 9,582,785
                                                       ===========      ===========

See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    PH GROUP INC.
                                    BALANCE SHEET


                                                             1999           1998
                                                            JUNE 30        DEC. 31
LIABILITIES                                                (UNAUDITED)
-----------                                                -----------   -----------
Current Liabilities
-------------------
Accounts Payable                                           $2,174,899     $2,285,591
Current Portion of Debt                                     2,648,722      3,281,539
Accrued Expenses                                              294,802        460,257
Customer Deposits                                             483,025        924,949
                                                           ----------     ----------

     Total Current Liabilities                              5,601,448      6,952,336
                                                           ----------     ----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                       1,375,545        951,068
Deferred Compensation                                          15,539         12,083
                                                           ----------     ----------

     Total Noncurrent Liabilities                           1,391,084        963,151
                                                           ----------     ----------

     Total Liabilities                                      6,992,532      7,915,487
                                                           ----------     ----------

Common Stock Subject to Repurchase, 125,000
shares issued, 62,500 shares outstanding                      187,500        262,500
                                                           ----------     ----------


Shareholders' Equity
--------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(1999 - 1,616,214; 1998 - 1,519,846)                           12,410         12,157
Additional Paid- In Capital                                 1,560,221      1,403,321
Retained Earnings (Accumulated Deficit)                        74,383        (10,680)
                                                           ----------     ----------

Total Shareholders' Equity                                  1,647,014      1,404,798
                                                           ----------     ----------



TOTAL LIABILITIES AND EQUITY                               $8,827,046     $9,582,785
                                                           ==========     ==========


See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                           PH GROUP, INC.
                                        STATEMENT OF INCOME
                                            (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                           1999            1998            1999            1998
                                        ----------      ----------      ----------      ----------
NET SALES                               $4,049,558      $3,185,492      $6,881,511      $7,386,020
---------

Cost of Goods Sold                       3,023,591       2,145,896       5,054,802       5,097,329
                                        ----------      ----------      ----------      ----------

Gross Margin                             1,025,967       1,039,596       1,826,709       2,288,691

Selling, General and
and Administrative Expense                 859,561       1,047,139       1,591,512       2,021,466
                                        ----------      ----------      ----------      ----------

Income From Operations                     166,406          (7,543)        235,197         267,225
                                        ----------      ----------      ----------      ----------

Other Income (Expense)
     Interest Expense                      (89,117)        (34,569)       (162,395)       (112,937)
     Other, Net                             17,677          45,351          22,405          55,586
                                        ----------      ----------      ----------      ----------

Total Other Income (Expense)               (71,440)         10,782        (139,990)        (57,351)
                                        ----------      ----------      ----------      ----------

Income Before Income Taxes                  94,966           3,239          95,207         209,874


Provision for Taxes                         10,000          (8,000)         10,000          65,000

                                        ----------      ----------      ----------      ----------
NET INCOME                              $   84,966      $   11,239      $   85,207      $  144,874
----------                              ==========      ==========      ==========      ==========

NET INCOME PER SHARE:
  Basic Earnings per Share              $     0.05      $     0.01      $     0.05      $     0.10
                                        ==========      ==========      ==========      ==========

  Diluted Earnings per Share            $     0.05      $     0.01      $     0.05      $     0.09
                                        ==========      ==========      ==========      ==========

Weighted Average Shares Outstanding

  Basic                                  1,599,172       1,486,176       1,562,636       1,462,260
  Diluted                                1,721,523       1,580,709       1,684,555       1,556,176


See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                         PH GROUP, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                     1999             1998
                                                                 -----------      -----------
Cash Flow From Operating Activities
  Net Income                                                     $    85,207      $   144,874
  Adjustments to Reconcile Net Income to
    Net Cash Provided:
    Depreciation and Amortization                                $   198,627      $   143,188
    Loss on Sale of Property and Equipment                       $     4,536      $    11,485

 Changes in Assets and Liabilities Affecting Cash Flows from
   Operating Activities, Exclusive of Acquisitions:
   Accounts Receivable                                           $   982,678      $   653,837
   Inventory                                                     $ 1,361,885      $  (190,688)
   Other Current Assets                                          $  (240,167)     $    16,892
   Other Non Current Assets                                      $  (111,383)     $    63,997
   Accounts Payable                                              $  (210,692)     $   (64,816)
   Income Taxes                                                  $    79,932      $  (422,626)
   Accrued Expenses                                                 (165,455)     $  (327,556)
   Customer Deposits                                                (562,662)     $(1,225,872)
   Deferred Compensation                                               3,456      $     5,000
                                                                 -----------      -----------

Net Cash (Used) Provided By Operating Activities                 $ 1,425,962      $(1,192,285)
                                                                 -----------      -----------

Cash Flows from Investing Activities
    Proceeds from Sale of Assets                                 $       425      $     5,000
    Acquisition of Vertech Systems, Inc.:
     Cash                                                        $    (4,500)
     Accounts Receivable                                         $   (77,981)            --
     Inventory                                                   $  (110,000)            --
     Property and Equipment                                      $  (795,000)            --
     Cost of Acquired Assets in Excess of Fair Value:
       Intangible Assets                                         $  (414,488)
     Accounts Payable                                            $   100,000
     Customer Deposits                                           $   120,738             --
     Notes Payable                                               $ 1,020,704
    Capital Expenditures for Property and Equipment              $   (27,854)     $  (101,316)
                                                                 -----------      -----------

Net Cash Used In Investing Activities                            $  (187,956)     $   (96,316)
                                                                 -----------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                                 $(4,329,045)     $  (238,399)
    Proceeds from Debt Obligations                               $ 3,100,000      $ 1,477,300
    Proceeds from issuance of Common Stock                             4,221      $    58,711
                                                                 -----------      -----------

Net Cash Provided by (Used In) Financing Activities              $(1,224,824)     $ 1,297,612
                                                                 -----------      -----------

Net Increase in Cash                                             $    13,182      $     9,011
Cash, Beginning of Period                                        $     5,862      $     7,789
                                                                 -----------      -----------

CASH, END OF PERIOD                                              $    19,044      $    16,800
-------------------                                              ===========      ===========

PH Group Inc. paid $ 157,295 in cash for interest in 1999 and $99,603 in 1998.

PH Group, Inc. paid $ 2,800 in cash for income tax expenses in 1999 and $529,740 in 1998.

PH Group Inc. issued 50,000 shares of common stock in acquiring Vertech Systems, LLC.

See notes to the financial statements.