Form 10QSB
period 1999-09-30
PH GROUP INC
filed 1999-11-15
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                   FORM 10-QSB
             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
-------------------------------------------------

                                  PH GROUP INC.
                                  -------------
        (Exact name of Small Business Issuer as specified in its charter)

           Ohio               Commission File No. 0-8115              31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation)                                         Identification Number)

2241 CityGate Drive, Columbus, Ohio      43219
---------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:      (614) 416-7250
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,685,549 common shares, without par value, outstanding as of October 29, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
The financial statements of the Company for the period ended September 30, 1999 and 1998, are set forth at pages F-1 through F-4 attached hereto.

NOTES TO THE FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

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

The accounting policies followed by PH Group Inc. ("the Company"), are set forth in Note 1 of the Notes to financial statements in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1998.


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


NOTE 3. BUSINESS COMBINATION
----------------------------
Effective April 1, 1999 (the "closing Date"), PH Group Inc. purchased substantially all of the assets of Vertech Systems, LLC, a Delaware limited liability company with operations in Houston, Texas ("Seller"), pursuant to an Amended and Restated Asset Purchase Agreement between the Seller, and the Company dated April 1, 1999 (the "Agreement") and subsequent modification. Prior to the Closing Date, the Seller was engaged in the design, manufacture and sale of small insert injection molding machines (the "Business").

The Company purchased, among other things, all of the Seller's licenses and permits, deposits, inventory, equipment, accounts receivable and purchase orders including all work in progress. Under the

Agreement, Seller licensed to the Company certain intangible assets, relating to the Business including all of Seller's trademarks, trade names, trade secrets, corporate names, designs, patents and other intellectual property related to the Business. Upon payment in full of the promissory note described below, title to the intangible assets transfers to the Company. Results of operations of the Seller are included in the Company's financial statements since April 1, 1999.

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

                 In September, the Company amended the terms of the agreement as follows:

                 (i) to issue an additional 25,000 shares of common stock of PH Group Inc., restricted for two years with a put price of $1 per share.

                 (ii) the $350,000 term promissory note dated April 1, 1999 was extinguished in its entirety and shall be replaced with an additional 5% royalty. The maximum amount payable under this additional royalty shall be $350,000 plus 10% interest retroactive to April 1, 1999.


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


NOTE 5. LEASE OF NEW FACILITY
-----------------------------
On September 15, 1998 the Company entered into a lease of office and manufacturing space with Parker Industrial, L.L.C. at the CityGate development in Columbus, Ohio. The building was completed and the Company occupied the premises on September 18, 1999. The lease is based on construction costs, all of which are not yet complete. The current annual lease is calculated at $275,290. No major variance is expected from this amount. The lease is a fifteen year, noncancelable operating lease. Minimum future rental payments based on the current known completed expenses are as follows:

    1999                                $92,000
    2000                               $275,000
    2001                               $275,000
    2002                               $275,000
    2003                               $275,000
    Thereafter                        $2,933,000

NOTE 6. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
At September 30, 1999, the Company had a line of credit agreement with a bank to borrow up to $3,000,000, subject to certain borrowing base restrictions. At September 30, 1999, the Company was in violation of certain debt covenants regarding the following: tangible net worth. A new loan agreement has been created between the Company and the bank, but at this time has not been signed by both parties. All borrowings under the bank line of credit are classified as a current liability.






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES
Net sales for the third quarter of 1999 totaled $1.8 million, a 42.7% decrease from the same period in 1998. Sales of equipment were impacted by the Company moving to its new facility. The move commenced on September 17, 1999. The old facility was not completely vacated until October 11, 1999. While being transported to the new location the horizontal boring mill was severely damaged. Until the machine is rebuilt, use of subcontractors is required. This has caused delays in processing material, and increased cost. September sales were severely curtailed as the result of the move and this accident.

New machinery orders increased 3% in the third quarter of 1999 compared to the third quarter of 1998. The machine tool industry as a whole has remained sluggish in capital spending in the third quarter of 1999. However, there continues to be strong quoting activity, especially in the hydraulic press line. Parts and service orders remained strong in the period, increasing by 455% during the third quarter of 1999 compared to the third quarter of 1998. Parts and service sales represented 5.6% of all sales in the third quarter.

GROSS MARGIN
Gross margins in the third quarter 1999 were 33.8% of sales compared to 17.7% for the same period in 1998. The Company's small press line continues to contribute favorable margins. Gross margins on the larger presses have been negatively impacted by the necessity to subcontract manufacturing space and equipment. Gross margins on injection molding equipment were favorable to comparable margins in the third quarter of 1998.

Labor as a percent of sales in the third quarter of 1999 remained unchanged in comparison with the same period in 1998 at 7.1%. Manufacturing non cash expenses are 3.4% of cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 1999 quarterly period have decreased $76,000 or 8.8% over the comparable 1998 amount. Manager pay reductions decreased salary expenses $33,000. Research and Development expenditures were $35,000 greater in the third quarter 1998 as a product redesign was launched. No such project(s) were undertaken in the current period.

The Company incurred $46,000 in moving related expenses in the third quarter of 1999. This was in connection with relocating to the new facility located at 2241 CityGate Drive, Columbus, OH 43219. There were no comparable charges in the third quarter of 1998.

INTEREST EXPENSE
Interest expense in the third quarter 1999 was 7.3% greater than the same period in 1998. The acquisition of Vertech completed on April 1, 1999 was financed in part by interest bearing notes. This has contributed to the increase in expense for the period.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES
Net sales for the first nine months of 1999 totaled $8.6 million, a 17.4% decrease from the same period in 1998. Overall decline in the machine tool industry accounts for much of the decrease. Delays in shipments caused by the move to the new location contributed to the sales decline.

New machinery orders decreased 25.3% in the first nine months of 1999 compared to the same period of 1998. In the quarter ended September 30, 1999 45.6% of the current year orders were received. Continued strong sales quotation activity should provide improved results the remainder of the year.

GROSS MARGIN
Gross margin for the first nine months of 1999 are 28.0%, compared to 27.0% in the same period of 1998. Increases in parts and service sales having much higher margins than traditional machine sales have boosted margins. This has helped to off-set increases in material cost resulting primarily from the need to use outside vendors to assemble the large hydraulic presses. The new facility will afford the Company the opportunity to build the larger machines on site, reducing need to subcontract large assembly operations at more unfavorable rates.

Labor as a percent of sales remained the same in the first nine months of 1999 when compared to 1998 at 7.1%. Total direct labor hours have decreased in 1999, in part due to the increase in subcontract requirements.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 1999 period have decreased $505,000 or 17.5% over the comparable 1998 amount. Personnel reductions and salary cuts have reduced cost $171,000. This is primarily due to the elimination of duplicate services at the Company's Romulus, MI facility. Reductions in bonuses and payroll related expenses accounted for an additional $49,000 of the decrease. Advertising and promotion expenses have decreased $56,000 in 1999 versus 1998. Professional service expenses have decreased $82,000. Commissions paid to sales representatives of the Company have decreased $47,000. Property and casualty insurance has decreased in the nine months of 1999 compared to 1998 by $53,000. This is primarily due to the closure of the Romulus, MI facility. Research and Development expenditures decreased in the current period by $41,000 compared with 1998.

As a percent of sales, SG&A represented 27.5% in the first nine months of 1999 compared to 27.1% in the same period of 1998. The Company has been aggressive in its effort to reduce office overhead and improve overall profitability.


INTEREST EXPENSE
Interest expense to date in the first nine months of 1999 was 30.2% greater than the same period in 1998. The Vertech acquisition and heavy reliance on the bank line of credit to fund long term orders has contributed to the increase in interest expense.

INCOME TAXES
For the nine months ended September 30, 1999 a tax benefit of $55,000 has been accrued based on loss before taxes of the period and the effective tax rate. In the comparable period of 1998 a tax benefit of $10,000 had been accrued.


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

The Company has been working with an investment bank to raise up to $3.0 million in long-term capitalization. The increased capitalization will be used to reduce bank debt and to provide working capital.

Cash provided by operations in 1999 totaled $2,115,000, resulting mainly from a decrease in accounts receivable of $2,002,000, a decrease in inventory of $1,480,000, a decrease in accounts payable of $765,000 and decrease in customer deposits on machines of $162,000. The decrease in accounts receivable was due to strong collection of accounts in the first nine months of 1999, combined with reduced shipments in September resulting from the move to the new facility. The decrease in inventory is the result of shipment of large jobs in the second quarter of the year, combined with delays in production in September resulting from the move to the new facility. Accounts payable decreases are the result of lower inventory on hand combined with strong collection of accounts receivable. The reduction in new orders has resulted in a decrease in customer deposits.

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

INFORMATION TECHNOLOGY AND COMMUNICATION SYSTEMS
In 1998, the Company upgraded the computer network used throughout the organization. This included a new client server, new desktop computers, and upgrades and enhancements to those machines not replaced. Upgraded, Y2K compliant versions of most software packages have been obtained. These include the Visual Manufacturing, the Company's application system, Novell network software, Microsoft Office, Auto CAD, Parametric Technology Corp.'s Pro E, and BNA Fixed Assets.

Current areas of potential noncompliance include the banking communication system software, and potentially the network router. Other equipment such as fax machines and copy machines may not be in compliance. The bank communication software will be compliant by December, 1999. The entire system was tested by an outside consultant, and their report was provided June 25, 1999. This results of this testing will require some patches to, or replacement of, current hardware and software before the year end. The Company will have implemented all of the recommendations by December 31, 1999.

NON-INFORMATION TECHNOLOGIES SYSTEMS
The Company has internal non-information technology systems comprised primarily of a building security systems. The Company moved to a new facility in September, 1999, the new security system is Y2K compliant.

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

The Company currently estimates that the aggregate cost of its Y2K efforts should not exceed $70,000, of which $55,000 has already been expended for hardware and software upgrades. The Company believes that such costs will not have a material impact on results of operations, financial condition or cash flows. Due to the nature of the Company's efforts, actual costs may vary from these estimates and there are no guarantees regarding the timing or efficiency of completion.


CONTINGENCY PLANS
The Company engaged a system consultant to review all system needs and to deal with contingency planning. The results of the assessment and remediation have been ascertained. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   PH GROUP INC.
                                   BALANCE SHEET

                                                        1999             1998
                                                    SEPTEMBER 30        DEC. 31
ASSETS                                               (UNAUDITED)
------                                              ------------      -----------
Current Assets
--------------
Cash                                                 $    83,214      $     5,862
Accounts Receivable                                    2,049,692        3,974,134
Federal and State Income Tax Receivables                 139,159          157,646
Inventories                                            1,572,247        2,942,799
Deferred Income Taxes                                    186,300          186,300
Other Current Assets                                     303,400           85,260
                                                     -----------      -----------

   Total Current Assets                                4,334,012        7,352,001
                                                     -----------      -----------

Property and Equipment, at cost
-------------------------------
   Office Equipment                                      978,579          756,890
   Manufacturing Equipment                             1,746,132        1,090,015
   Leasehold Improvements                                276,431          281,821
   Vehicles                                              125,271          140,271
                                                     -----------      -----------
                                                       3,126,413        2,268,997
   Less: Accumulated Depreciation & Amortization      (1,546,646)      (1,329,574)
                                                     -----------      -----------

Net Property and Equipment                             1,579,767          939,423
                                                     -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                  20,570           20,570
Goodwill, net                                            844,320          698,030
Deferred Income Taxes, Net                               287,500          287,500
Other Noncurrent Assets, Net                             413,378          285,261
                                                     -----------      -----------
   Total Other Non-Current Assets                      1,565,768        1,291,361
                                                     -----------      -----------

TOTAL ASSETS                                         $ 7,479,547      $ 9,582,785
                                                     ===========      ===========

See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                      PH GROUP INC.
                                      BALANCE SHEET

                                                              1999             1998
                                                          SEPTEMBER 30        DEC. 31
LIABILITIES                                                (UNAUDITED)
-----------                                               ------------      -----------
Current Liabilities
-------------------
Accounts Payable                                           $ 1,620,147      $ 2,285,591
Current Portion of Debt                                      2,025,928        3,281,539
Accrued Expenses                                               130,904          460,257
Customer Deposits                                              883,813          924,949
                                                           -----------      -----------

   Total Current Liabilities                                 4,660,792        6,952,336
                                                           -----------      -----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                        1,159,270          951,068
Deferred Compensation                                           16,789           12,083
                                                           -----------      -----------

   Total Noncurrent Liabilities                              1,176,059          963,151
                                                           -----------      -----------

   Total Liabilities                                         5,836,851        7,915,487
                                                           -----------      -----------

Common Stock Subject to Repurchase, 125,000
shares issued, 62,500 shares outstanding                       187,500          262,500
                                                           -----------      -----------


Shareholders' Equity
--------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(1999 - 1,623,049; 1998 - 1,519,846)                            11,523           12,157
Additional Paid- In Capital                                  1,562,190        1,403,321
Retained Earnings (Accumulated Deficit)                       (118,517)         (10,680)
                                                           -----------      -----------

Total Shareholders' Equity                                   1,455,196        1,404,798
                                                           -----------      -----------



TOTAL LIABILITIES AND EQUITY                               $ 7,479,547      $ 9,582,785
                                                           ===========      ===========

See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                             PH GROUP, INC.
                                          STATEMENT OF INCOME
                                              (UNAUDITED)

                                        THREE MONTHS ENDED SEPT. 30        NINE MONTHS ENDED SEPT. 30
                                           1999             1998             1999             1998
                                        ----------       ----------       ----------       -----------
NET SALES                               $1,763,130       $3,077,179       $8,644,642       $10,463,199
---------

Cost of Goods Sold                       1,167,139        2,532,450        6,221,941         7,631,278
                                        ----------       ----------       ----------       -----------

Gross Margin                               595,991          544,729        2,422,701         2,831,921

Selling, General and
and Administrative Expense                 789,553          865,892        2,381,066         2,885,859
                                        ----------       ----------       ----------       -----------

Income (Loss) From Operations             (193,562)        (321,163)          41,635           (53,938)
                                        ----------       ----------       ----------       -----------

Other Income (Expense)
   Interest Expense                        (72,035)         (67,146)        (234,430)         (180,083)
   Moving Expense                          (46,505)            --            (46,505)             --
   Other, Net                               54,203           25,172           76,608            80,758
                                        ----------       ----------       ----------       -----------

Total Other Income (Expense)               (64,337)         (41,974)        (204,327)          (99,325)
                                        ----------       ----------       ----------       -----------

Income (Loss) Before Income Taxes         (257,899)        (363,137)        (162,692)         (153,263)


Provision for Taxes                        (65,000)         (75,400)         (55,000)          (10,400)
                                        ----------       ----------       ----------       -----------

NET INCOME (LOSS)                       $ (192,899)      $ (287,737)      $ (107,692)      $  (142,863)
-----------------                       ==========       ==========       ==========       ===========

NET INCOME (LOSS) PER SHARE:
  Basic Earnings (Loss) per Share       $    (0.12)      $    (0.19)      $    (0.07)      $     (0.10)
                                        ==========       ==========       ==========       ===========

  Diluted Earnings (Loss) per Share     $    (0.12)      $    (0.19)      $    (0.07)      $     (0.10)
                                        ==========       ==========       ==========       ===========

Weighted Average Shares Outstanding

  Basic                                  1,620,441        1,517,806        1,582,134         1,480,979
  Diluted                                1,620,441        1,517,806        1,582,134         1,480,979

See notes to the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                          PH GROUP, INC.
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                       1999             1998
                                                                   ------------     ------------
Cash Flow From Operating Activities
  Net Income (Loss)                                                $  (107,692)     $  (142,863)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided:
    Depreciation and Amortization                                  $   316,862      $   375,148
    Loss on Sale of Property and Equipment                         $     2,486      $     7,168

 Changes in Assets and Liabilities Affecting Cash
   Flows from Operating Activities, Exclusive of Acquisitions:
   Accounts Receivable                                             $ 2,002,423      $  (603,638)
   Inventory                                                       $ 1,480,552      $  (305,369)
   Other Current Assets                                            $  (218,140)     $    (8,576)
   Other Non Current Assets                                        $  (127,860)     $    36,334
   Accounts Payable                                                $  (765,444)     $   354,770
   Income Taxes                                                    $    18,487      $  (576,012)
   Accrued Expenses                                                   (329,353)     $  (312,453)
   Customer Deposits                                                  (161,874)     $(1,030,353)
   Deferred Compensation                                                 4,706      $     5,834
                                                                   -----------      -----------

Net Cash (Used) Provided By Operating Activities                   $ 2,115,153      $(2,200,010)
                                                                   -----------      -----------

Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                     $       775      $     5,100
  Acquisition of Vertech Systems, Inc.:
   Cash                                                            $    (4,500)
   Accounts Receivable                                             $   (77,981)            --
   Inventory                                                       $  (110,000)            --
   Property and Equipment                                          $  (795,000)            --
   Cost of Acquired Assets in Excess of Fair Value:
    Intangible Assets                                              $   (89,488)
   Accounts Payable                                                $   100,000
   Customer Deposits                                               $   120,738             --
   Notes Payable                                                   $   695,704
  Capital Expenditures for Property and Equipment                  $   (49,990)     $  (197,791)
                                                                   -----------      -----------

Net Cash Used In Investing Activities                              $  (209,742)     $  (192,691)
                                                                   -----------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                                   $(6,297,800)     $  (449,139)
    Proceeds from Debt Obligations                                 $ 4,464,438      $ 2,742,300
    Proceeds from issuance of Common Stock                               5,303      $   101,639
                                                                   -----------      -----------

Net Cash Provided by (Used In) Financing Activities                $(1,828,059)     $ 2,394,800
                                                                   -----------      -----------

Net Increase in Cash                                               $    77,352      $     2,099
Cash, Beginning of Period                                          $     5,862      $     7,789
                                                                   -----------      -----------

CASH, END OF PERIOD                                                $    83,214      $     9,888
-------------------                                                ===========      ===========

PH Group Inc. paid $ 220,690 in cash for interest in 1999 and $172,083 in 1998. PH Group, Inc. paid $ 2,800 in cash for income tax expenses in 1999 and $541,893 in 1998.
PH Group, Inc. has issued 50,000 shares of Common Stock in acquiring Vertech Systems, LLC.
See notes to the financial statements.

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits: See Exhibit Index

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1999.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PH Group Inc.,
                                                 an Ohio Corporation

Date:  November 15, 1999                             By: \s\ Charles T. Sherman
     ----------------------------                        ----------------------
                                                     Charles T. Sherman
                                                     President

EXHIBIT INDEX

Exhibit No           Description                                         Location
----------           -----------                                         --------
       3.1           First Amendment to Employment Agreement             Filed electronically herewith
                     between PH Group Inc. and Charles T. Sherman
       3.2           Employment and Non-Compete Agreement                Filed electronically herewith
                     between PH Group Inc. and Truman Stegmaier



        27           Financial Data Schedule                             Filed electronically

*Incorporated herein by reference.___________