Form 10KSB40
period 1999-12-31
PH GROUP INC
filed 2000-08-14
CIK 35305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the fiscal year ended: December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                For the transition period from _______ to _______
                         Commission file number: 0-8115

                                  PH GROUP INC.

               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            OHIO                                         31-0737351
----------------------------------------    ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2241 CityGate Drive, Columbus, Ohio                        43219
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (614) 416-7250
                   -------------------------------------------
                 Issuer's Telephone Number, Including Area Code:

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
                     --------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $9,815,619.

     The aggregate market value of Common Shares held by non-affiliates of the Registrant on June 1, 2000 was $860,294.

     The number of Common Shares outstanding on June 1, 2000 was 1,720,588.

     The following document has been incorporated by reference into this Form 10-KSB:

              Document                               Part of Form 10-KSB
              --------                               -------------------
Registrant's Proxy Statement for its                       Part III
2000 Annual Meeting of Shareholders to
be held on September 11, 2000

Transitional Small Business Disclosure Format (check one)
         Yes                 No    X
             ------             -------


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

On April 1, 1999 the Company purchased substantially all of the assets of Vertech Systems, LLC, a Delaware limited liability company with operations in Houston, Texas. The Company purchased, among other things, all of the Seller's licenses and permits, deposits, inventory, equipment, accounts receivable and purchase orders including all work in progress. Under the Agreement, Seller licensed to the Company certain intangible assets, relating to the Business including all of Seller's trademarks, trade names, trade secrets, corporate names, designs, patents and other intellectual property related to the Business. As consideration for the sale and purchase of the assets and the license of the intangible assets, the Company delivered a promissory note in the principal amount of $650,000, assumed certain contractual obligations of the Seller including certain trade payables not exceeding $100,000 in the aggregate, issued 75,000 shares of common stock of PH Group Inc. to the members of the Seller (25,000 shares being restricted for two years with a put price of $1 per share), and a royalty provision based on future sales of Vertech products of up to 10% of sales, reduced by certain expenses incurred by the Company such as warranty.

The Company incurred net losses of approximately $1,545,000 and $491,000 in 1999 and 1998, respectively. In addition, current liabilities exceed current assets by approximately $2,055,000 at December 31, 1999 and the Company has a shareholders' deficit of $46,036 at December 31, 1999. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. Currently, the Company's two line of credit agreements with two banks expired on February 29, 2000 and the banks have granted the Company a 90-day extension. As of June 14, 2000 the Company continues to negotiate an extension of the line of credit. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Additionally, the Company seeks to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating losses. Accordingly, management believes the actions being taken to improve the Company's operating and financial requirements will enable the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

b.    Business of Issuer

Business and Principal Products

The Company operates principally in one business segment, the production of high quality equipment used in the machine tool industry. Based upon its market research, it is management's belief that the Company has the widest range of standard and special design hydraulic presses manufactured in the United States. Hydraulic presses are used in a number of metalforming applications, primarily in the automotive, aircraft, appliance, and prototype industries. Typical metalforming applications are assembly, forming, trimming, embossing, and compression molding. The Company estimates that the market for hydraulic presses is in excess of $150 million per year. The Company's hydraulic presses range from 1 to 5,000 tons and are marketed under the names of PH Hydraulics and St. Lawrence Press. The Company's injection molding product line is used by the automotive, electrical, medical, and consumer products industries. The process involves inserting a non-plastic part in a mold and injecting plastic around the part. The Company estimates that the market for its injection molding machines is in excess of $200 million. The injection molding machines have a tonnage range from 15 to 450 tons and are marketed under the Trueblood label.

The Company sells its products primarily through independent sales representatives. The product lines are separately managed internally by company sales personnel who also administer the Company sales and marketing activities.

The following table shows the Company's sales by category within the machine tool industry for the years 1999, 1998, and 1997.


------------------------------------------------------------------------------------------------------
                           1999                        1998                          1997
                  ------------------------    -------------------------      -------------------------
                  Dollars      Percent        Dollars        Percent         Dollars        Percent

Machine Tools     9,351,612      95.3         13,036,460       97.3          13,493,256        98.1

Repair Parts        287,564       2.9            262,062        2.0             214,992         1.6

Repair Service      176,443       1.8             95,835         .7              43,757          .3

Total             9,815,619       100         13,394,357        100          13,752,005         100
------------------------------------------------------------------------------------------------------

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

Backlog

Backlog at December 31, 1999 was approximately $6,849,000, all of which is expected to be completed in 2000. Backlog at December 31, 1998 was approximately $5,254,000 all of which shipped in 1999.

Competition

The Company's two hydraulic press lines face different competition based on the size of the press. The Company believes that, because of its wide product range and customer base, it is in a unique position to gain market share for both product lines. The Company's smaller hydraulic presses, sold under the PH Hydraulics name, ranging from 1 to 300 tons, have competition from four to six small companies. These presses, especially less than 50 tons, are sold on the basis of price and delivery time. The larger presses, sold under the St. Lawrence Press name have competition from significantly larger companies. The competitive factors for sales of the larger hydraulic presses are technical and engineering design, delivery, as well as price. Management believes that, because of the unique combination of two well-regarded product lines, it will gain market share. Both product lines have excellent reputations for performance, quality and engineering design.

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

Employees

As of December 31, 1999, the Company had 60 employees, all of whom were full time.

Significant Customers

In 1999, one of the Company's customers accounted for 14% of sales and 6% of the accounts receivable balance. No other customer accounted for more than 10% of sales. In 1998, one of the Company's customers accounted for 15% of sales and 24% of the accounts receivable balance.

Capital Expenditures and Research and Development

Capital expenditures totaled approximately $349 thousand and $265 thousand for the years ended December 31, 1999 and 1998, respectively. Capital expenditures consist of equipment to manufacture parts, material handling equipment, computers and office furniture and fixtures.

Research and development costs of $108 thousand were expensed during 1999. In 1998 research and development costs were $39 thousand.

Year 2000 Matters
Issues related to the year 2000 systems issues are addressed in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this document.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases a manufacturing and office facility at 2241 CityGate Drive, Columbus, Ohio, containing approximately 40,750 square feet. The lease term is September 1, 1999 through August 31, 2014. The rent payments escalate from an annual amount of $275,292 in years one through five, to $291,810 for years six through ten, to $310,194 in years eleven through fifteen.

The Company owns land in Franklin County, Ohio recorded on the Company's books at $20,570. In December 1998 the Company sold approximately 470 acres of undeveloped land in Perry County, Ohio that had been recorded on the Company's books at $149,600 to the U. S. Department of Agriculture for a consideration of approximately $480 per acre.

The Company leased manufacturing and office space at 12500 South Wayne Road, Romulus, Michigan, containing approximately 20,000 square feet. The original lease term is May 1, 1997 through April 30, 2002 at a monthly rental of $14,850. A portion of the space was subleased for $2,400 per month. The Company had the right to cancel its lease in April 1999, which was exercised. The Wayne County Airport Authority has issued an order of condemnation on the property due to airport expansion. The Company vacated the property in early 1999. In June 2000, the Company negotiated a settlement with representatives of Wayne County, Michigan relating to the closing of the Company's former Michigan facility. The Company will receive approximately $150,000 (net of expenses) in 2000.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a.    Market Information

The Company's Common Shares are traded over the counter. The price of the Company's Common Shares is found on the Electronic Bulletin Board. The range of high and low bids for the Registrant's Common Shares for each quarter during its past two fiscal years is as follows:

       Year         Quarter          High(a)          Low(a)
       ----         -------          -------          ------
       1999           4th            $0.88            $0.38
                      3rd             1.25             0.38
                      2nd             1.63             1.25
                      1st             2.38             1.25
       1998           4th             2.63             0.50
                      3rd             3.88             1.50
                      2nd             4.25             3.00
                      1st             4.13             2.38

--------------
(a) Adjusted for a 5-for-4 stock split distributed on January 2, 1998.

The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

On December 1, 1998, the Company sold options to purchase 5,000 common shares to each of Alida L. Breen, a director of the Company, and Kenneth J. Warren, the Secretary of the Company. Each option was sold at a price of $1.50 per share. Each option is exercisable at a price of $.80 per share and has a term of ten years. The Company sold the options in reliance upon the exemptions from registration provided by Sections 4 (2) and 4 (6) under the Securities Act of 1933 based upon the limited number of purchasers and the status of each individual as an officer or director of the Company.

In conjunction with the Vertech Systems, LLC asset acquisition, the Company agreed to issue 75,000 shares of common stock. These securities have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold except in compliance therewith. Twenty five thousand (25,000) of these shares are subject to a repurchase agreement. The Company has guaranteed the value of these shares by providing the holders with a put option of $1.00 per share following the holder's minimum 2 year holding period of the shares. These 25,000 shares were not yet issued at December 31, 1999.

         b.    Holders

As of December 31, 1999, there were approximately 834 record holders of the Company's Common Shares.

         c.    Dividends

The Company did not pay cash dividends in 1999 or 1998. Bank lending agreements contain restrictions against cash dividend payments unless certain financial covenants are met. The Company's Common Shares were split 5-for-4 on January 2, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

1999 Compared with 1998
The Company incurred net losses of approximately $1,545,000 and $491,000 in 1999 and 1998, respectively. In addition, current liabilities exceed current assets by approximately $2,055,000 at December 31, 1999 and the Company has a shareholders' deficit of $46,036 at December 31, 1999. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. Currently, the Company's two line of credit agreements with two banks expired on February 29, 2000 and the banks have granted the Company a 90-day extension. As of June 14, 2000 the Company continues to negotiate an extension of the line of credit. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Additionally, the Company seeks to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating losses. Accordingly, management believes the actions being taken to improve the Company's operating and financial requirements will enable the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

Net Sales
PH Group Inc. generates revenues from three sources: hydraulic press equipment sales, plastic injection molding equipment sales and the sale of parts and service. Sales in the last four months of the year were negatively impacted by the relocation to the new manufacturing facility. Sales for the year 1999 totaled $9.8 million, a 26.7% decrease from the same period in 1998. Hydraulic press sales for 1999 decreased by 28.4% to $7.3 million. Plastic injection molding sales decreased 27.7% for the year to $2.1 million. Parts and service revenues increased 29.6% to $464 thousand. The Company entered 1999 with a $5.3 million backlog of orders. The year 1999 ended with a backlog of orders of $6.8 million that will ship in 2000.

New orders for hydraulic presses increased 3.8% in 1999, to $9.7million. Orders for plastic injection molding machines declined 72.2% to $2.3 million. Parts and service orders increased by 45.2% to $484 thousand during 1999.

Gross Margin
Gross Margin as a percent of sales declined slightly in 1999 to 24.9% compared to 25.0% the previous year. Large hydraulic presses were adversely impacted by the need to hire outside material handlers (riggers) due to size and weight restrictions of the old manufacturing facility. These manufacturing constraints have been eliminated with the Company's move to its new CityGate Industrial Park facility complete with a 30-ton overhead crane. Plastic injection molding gross margins were reduced in 1999 as machine sales from a PH acquisition, Vertech, were essentially prototypes that carried significant excess costs. The Company also incurred $109 thousand in R&D costs for Vertech during 1999. In addition, a special warranty charge of $100 thousand was taken in 1999 due principally to the more expensive St. Lawrence hydraulic press equipment. Material cost of shipments was 52.7% of sales in both 1999 and 1998 reporting periods.

Labor as a percent of sales increased to 10.1% versus 9.3% in 1998. Labor dollars expended decreased in 1999 by $247 thousand as staffing was reduced in reaction to declines in product shipments. Headcount reduction savings were partially offset by increased wage rates paid to keep key shop employees.

Selling, General and Administrative
Selling, General and Administrative ("SG & A") expenses for the year 1999 decreased $335 thousand or 8.4% over the comparable 1998 costs. Additionally, one-time moving expenses of $134 thousand were recognized during 1999. Excluding the moving expenses, SG &A expenses would have been reduced $469 thousand, or 11.7%.

As a percent of sales, SG&A represents 37.4% in 1999 compared to 29.9% in 1998. Wages paid decreased by $130 thousand 1999 as compared to 1998. Staff reductions and management pay cuts attributed to most of this decline. Bonus payments were eliminated in 1999, saving $21 thousand. Related taxes and benefits decreased $48 thousand in the period.

Advertising and promotion expenses were reduced by $97 thousand as the Company scaled back participation in trade shows and advertising.

Professional services declined by $102 thousand in 1999. Fees related to SEC filings decreased $82 thousand. In 1998 filings were required due to the split of the Company's common stock, in addition to the creation of the stock option plan. These filings were prepared by outside legal counsel, and had no comparable charge in the current year. Audit fees were reduced $35 thousand in the period.

Rent expense decreased in 1999 by $61 thousand as the St. Lawrence hydraulic press facility in Romulus, MI was vacated due to the Detroit Metro airport expansion and condemnation action. The Company's new CityGate facility was occupied in mid-September. Future rent expense will return to levels similar to those in 1998.

Property and casualty insurance decreased $61 thousand in 1999 compared to 1998. This reduction was in part due to sales results not reaching projected levels. In addition some benefit was gained in the closure of the Romulus facility.

The Company expensed $50 thousand in salaries, rent and transportation incurred to close the Houston, TX facility after the Vertech acquisition and $40 thousand in signing bonuses and travel expenses for a Vertech principal. Non-cash expenses, related to intangible asset amortization resulting from the Vertech acquisition, increased $27 thousand or 9.6% for 1999.

Interest Expense
Interest expense for the Year 1999 is 10.0%, or $29 thousand greater than the same period in 1998. The Company increased borrowings under its line of credit primarily to finance the Vertech acquisition, consolidate operations into one facility, and to fund capital requirements. Additional debt was incurred in the acquisition of the Vertech product line.

Income Taxes
For the year 1999 a net income tax expense of $43 thousand has been recognized, compared with a $297 thousand benefit the previous year. Although a net loss was incurred, a full valuation allowance was recognized. Reference is made to Note 3 of Notes to Financial Statements for an analysis and explanation of the current and deferred provision ( benefit ) for income taxes in 1999 and 1998.

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

Gross Margin
Gross Margin in 1998 has been adversely impacted by the shipment of highly specialized presses, and the additional costs associated with metric machines. Many of these machines were research and development related projects using new technology unique to a given customer. Material cost of shipments in the period was 52% of sales compared to 47% for the same period in 1997. Cost projections on specialty machines used to price these projects were understated compared to the actual material, labor and engineering expenses incurred.

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

As a percent of sales, SG&A represents 29.9% in 1998 compared to 25.6% in 1997. Salaries increased $86,000 more in 1998 compared to 1997 amounts. The Company began to see a decline in salary expense as all work transferred from the Romulus facility to Columbus, thus eliminating duplicate positions and expenses at the two facilities.

Consulting expenses in the amount of $45,000 were incurred to review the Company computer software system and its implementation. Investment banking fees of $25,000 were incurred in an effort to obtain outside equity financing. There were no comparable charges in 1997. Travel and entertainment expenses are $25,000 higher than the comparable period of 1997 in part due to the staffing of Romulus with personnel from Columbus to complete orders in progress.

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

Cash provided by operations in 1999 totaled $1,684,000. Offsetting the net loss of $1,545,000 and an increase in accounts payable of $548,000 was cash provided from accounts receivable of $2,127,000, inventory of $648,000, and customer deposits of $183,000. The change in accounts receivable was the result of reduced shipments in the last four months of the year. This was in large part due to the relocation to the new CityGate facility. The move took longer to complete, and was much more disruptive to the production process than had been anticipated. The increase in accounts payable was impacted by the slowdown in shipment activity.

Investing activities used $535,000 in cash flow. This was primarily the result of acquiring the assets of Vertech Systems, LLC of $219,000 and capital investment in the new facility of $307,000.

Financing activities used $1,145,000 of cash flow. The cash outflow was primarily due to contractually obligated payments on the term loan of $422,000 and reduction in available borrowings on the line of credit of $524,000.

At December 31, 1999, The Company had available borrowing capabilities of $369,000 under its short-term debt facilities. Management believes that these sources, along with internally generated funds from operations are sufficient to fund immediate operating expenses and capital requirements. The Company is currently seeking a new long-term banking relationship, as well as an equity partner to fund future growth of the business.

Income Taxes
The balance sheet at December 31, 1999 contained no deferred tax balance, compared to 1998, which included a deferred tax asset of $473,800, net of a valuation allowance of $54,000. In 1999 a full valuation allowance was recorded, eliminating any deferred tax benefit. The valuation allowance relates primarily to the capital loss carry forward and deferred costs. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may be realized in the future. Reference is made to Note 3 of Notes to Financial Statements for an analysis and explanation of the current and deferred provision ( benefit ) for income taxes in 1999 and 1998.

Inflation
Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

Year 2000 Compliance
Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. As of the date of the filing of this annual report on Form 10-K, the Company has not experienced any Year 2000 problems, either internally or with third party vendors or customers. Although the Company is not aware of any Year 2000 problems experienced by its third party vendors and does not expect that its operations will be affected by any Year 2000 problems in the future, there can be no assurance that the Company's operations will not be affected by Year 2000 problems. However, the Company believes that the possibility of significant interruptions of normal operations is remote.

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

Market Price and Dividends
The Company's common stock is traded over the counter on the electronic bulletin board (NASDAQ) under the symbol PHHH. The Company's stock is thinly traded; however, to stimulate trading volume and liquidity the Company split the stock 25 percent effective January 2, 1998. The Company goal is to have the Company's stock listed on the NASDAQ small cap market.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 until January 1, 2001. The Company is currently assessing the impact of this statement on its results of operations and financial position.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company, and the related notes, together with the report of Deloitte & Touche LLP dated June 14, 2000, are set forth at pages F-1 through F-16 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

At a meeting held on July 10, 1998, the Board of Directors of PH Group Inc. (the "Company") agreed to dismiss, effective July 21, 1998, the accounting firm of Greene & Wallace, Inc., which had served as independent public accountants for the Company prior to and until July 21, 1998. At the same meeting, the Company agreed to appoint the accounting firm of Deloitte & Touche LLP to serve as independent public accountants for the Company effective July 21, 1998. The decision to change accountants was recommended by the Audit Committee of the Board of Directors, and approved by the Board.

The report of Greene & Wallace, Inc. on the financial statements for the fiscal year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The report of Deloitte & Touche LLP on the financial statements for the fiscal year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Deloitte & Touche LLP on the financial statements for the fiscal year ended December 31, 1999 contained no adverse opinion or disclaimer of opinion but was modified as to uncertainty regarding going concern.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS
Bob Binsky, age 60, has served as a director of the Company since 1993. Mr. Binsky has served as Chairman of the Board of Cable Link, Inc., a company that refurbishes cable television components, since July 31, 1995. Mr. Binsky's current term expires in 2001.

Alida Breen, age 52, has served as a director of the Company since 1996. Since 1979, Ms. Breen has been Vice President of Finance of Ohio Transmission & Pump Company, a distributor of industrial products. Ms. Breen's current term expires in 2000.

Michael W. Gardner, age 49, has served as a director of the Company since 1996. From 1987 until October 1996, Mr. Gardner served as Vice President of Manufacturing of PH Hydraulics. From October 1996 until July 1998, Mr. Gardner served as Vice President of Manufacturing of the Company and from July 1998 has served as Senior Vice President. Mr. Gardner's current term expires 2001.

Terry L. Sanborn, age 57, has served as a director of the Company since 1991. From 1993 to 1997, Mr. Sanborn served as Chief Operating Officer of Medex, Inc., a medical device manufacturing company. Since retiring from Medex in 1997, Mr. Sanborn has been a business consultant and advisor. Mr. Sanborn's current term expires in 2001.

Charles T. Sherman, age 54, has served as a director of the Company since 1987. From 1987 until 1996, Mr. Sherman served as Vice President of Operations of the Company and as President of PH Hydraulics and Automation, Inc. ("PH Hydraulics"), the wholly owned subsidiary of the Company that was merged into the Company in 1996. Mr. Sherman was elected President of the Company in May 1996. Mr. Sherman's current term expires in 2000.

EXECUTIVE OFFICERS
All of the executive officers of the Company are named above, except:

Gregory N. Bakeman, age 44, has been Chief Financial Officer of the Company since May, 2000. From March 1998 until April 2000 Mr. Bakeman served as CFO of Micro C Technologies Inc., a manufacturer of semi-conductor capital equipment.

Kenneth P. Furlong, age 46, has been Treasurer of the Company since November 1997. From 1977 to 1997, Mr. Furlong was employed as Supervisor, Cost Accounting by The Marion Power Shovel Company, a manufacturer of surface mining equipment.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10 percent of the Company's common shares, to file reports of ownership and changes in ownership with the SEC. Executive offices, directors and greater than 10 percent shareholders are required by Sec regulations to furnish the Company with copies of all Section 16 (a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that, with respect to transactions occurring during the 1999 fiscal year, all filing requirements applicable to its executive officers, directors and greater than 10 percent shareholders were complied with.

No disclosure is required under Item 405 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
The following table shows for the last three fiscal years, cash compensation and other benefits paid or provided by the Company to the chief executive officer of the Company whose salary totaled more than $100,000 during the 1999 fiscal year. All dollar amounts are rounded to the nearest whole dollar.


------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year               Annual              Annual             Long Term           All Other
Position                                 Compensation:       Compensation:      Compensation        Compensation
                                         Salary ($)          Bonus ($)          Awards/Common
                                                                                Shares Underlying
                                                                                Options (#)
------------------------------------------------------------------------------------------------------------------------
Charles T. Sherman    1999               $131,000            - 0 -              25,000              $27,854(2)

President (1)         1998               $165,000            $50,000            12,500(3)           $27,854

                      1997               $150,000            $25,000                 0              $27,854
------------------------------------------------------------------------------------------------------------------------

(1) Mr. Sherman became President of the Company on May 28, 1996. Prior to that time, he served as President of PH Hydraulics, the wholly owned subsidiary of the Company that was merged into the Company in October 1996.
(2) Represents premiums paid by the Company for an insurance policy of the life of Mr. Sherman in the face amount of $425,000 pursuant to a split Dollar Agreement entered into on September 11, 1997.
(3)   Reflects adjustment for five-for-four share split on January 2, 1998.

OPTION GRANTS IN LAST FISCAL YEAR
The following table sets forth information concerning the grants of options made under the Company's 1997 Stock Incentive Plan (the "1997 Plan") during the 1999 fiscal year to the executive officer named in the Summary Compensation Table.


------------------------------------------------------------------------------------------------------------------------
Name                      Number of Common       % of Total Options      Exercise Price         Expiration Date
                          Shares Underlying      Granted to Employees    ($/Share)
                          Options Granted (#)    in Fiscal Year
                          (1)
------------------------------------------------------------------------------------------------------------------------
Charles T. Sherman        25,000                 55.5%                   $1.38                  February 9, 2009
------------------------------------------------------------------------------------------------------------------------

(1) These options vest in two equal annual installments beginning on February 9, 1999; however, each of these options becomes fully exercisable in the event of certain defined changes-in-control of the Company.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS
There were no exercises of stock options during fiscal year 1999 by the executive officer named in the Summary Compensation Table.

EMPLOYMENT AGREEMENT

      Charles T. Sherman has an employment agreement with the Company effective January 23, 1997. Pursuant to an amendment the contract was extended to August 31, 2003. A copy of the amendment us included as Exhibit 10.3 of this Form 10KSB.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      Non-employee directors receive a fee of $500 for each board meeting attended and $200 for each committee meeting attended, unless the director is a chair of the committee, in which case the fee is $450 per committee meeting attended. On January 21, 1998, the Board determined to increase the fees paid to non-employee directors by authorizing the issuance of 250 common shares to each non-employee director on the date of each annual meeting of shareholders.

      The non-employee directors are also eligible to receive options under the 1997 Plan. On the date of each annual meeting, an option covering 5,000 common shares will be granted automatically to each person who is first elected as a non-employee director at such meeting. Each person who is first appointed as a non-employee director to fill a vacancy on the Board is automatically granted an option covering a number of common shares equal to 5,000 multiplied by a fraction, the numerator of which equals the number of whole months remaining in the term for which the director is appointed and the denominator of which is 24. If a new director receives an option under the 1997 Plan and is not the beneficial owner of at least 1,000 common shares as of the first annual meeting following his election or appointment, the director is required to exercise such option with respect to at least 1,000 common shares on the date of such annual meeting, subject to compliance with all applicable laws, rules and regulations. In addition, an option will be granted automatically to each person whose term of office as a non-employee director expires on such date or continues through such annual meeting or who is re-elected for a subsequent term on such meeting date. The number of common shares underlying these options is based upon the increase in the Company's total income before taxes each year, and ranges from 0 to 3,000 common shares. Each option granted to a non-employee director has and will have an exercise price equal to the fair market value of a common share on the date of grant or with respect to options granted based on the increase in the Company's total income before taxes, on the date of the annual meeting of shareholders of the Company occurring during the applicable Performance Year, as defined in the 1997 Plan. Each option is subject to the vesting schedule outlined in the 1997 Plan. Each option will lapse and cease to be exercisable upon the earliest to occur of: (a) ten years from the grant date; (b) nine months after the option holder ceases to be a director because of death or disability; (c) immediately upon resignation of the option holder as a director; and (d) one year after the option holder ceases to be a director for any reason other than death, disability or resignation. Directors employed by the Company do not receive any separate compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 1, 2000, certain information with respect to the beneficial ownership of commons shares by (I) each person, including any group of persons, known to the Company to be the beneficial owner of more than five percent of the outstanding common shares, (ii) each director of the Company, (iii) the executive officers identified in the Summary Compensation Table, and (iv) the Company's directors and executive officers as a group:


Name and Address of                         Amount and Nature of
Beneficial Owner                            Beneficial Owner (1)           Percent of Class
-------------------                         --------------------           ----------------
Phoenix Management, Ltd. (2)                  382,500  (2)(3)                   24.0%

Charles T. Sherman, Director and              274,847  (3)(4)                   15.5%
  Chief Executive Officer (4)

Bob Binsky, Director (5)(6)                   165,042  (3)(5)(6)                10.3%

Theodore P. Schwartz (7)                      116,435  (3)(7)                    7.3%

Michael W. Gardner, Director                   46,250  (3)(8)                    2.9%
  And Senior Vice President (8)

Kenneth J. Warren (9)                          16,000  (9)                       1.0%

Alida L. Breen, Director (6)(11)               14,750  (11)                     (10)

Terry L. Sanborn (6)(12)                       28,500  (12)                      1.8%

All directors and executive officers          502,389  (13)                     31.5%
  as a group (five pesons) (13)

Phoenix and its Members (14)                  801,074  (14)                     50.2%

(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power over these common shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses. Under the rules of the Securities and Exchange Commission (the "SEC"), options which become exercisable within 60 days of

June 1, 2000 are deemed to be currently exercisable options and the holder thereof is deemed to beneficially own the underlying common shares.

(2) The address of Phoenix Management, Ltd. ("Phoenix") is c/o Charles T. Sherman, 2241 City Gate Drive, Columbus, Ohio 43219. The members of Phoenix, an Ohio limited liability company, and their percentages of ownership in Phoenix, are Bob Binsky (28.5 percent), Michael W. Gardner (5 percent), Theodore P. Schwartz (31.667 percent), Charles T. Sherman (31.667 percent) and FSW Investments LLC (3.167 percent) (collectively, the "Members"). Includes (a) 324,375 common shares owned outright by Phoenix, (b) 39,375 common shares as to which Phoenix has the right to acquire (by virtue of assignment) but has yet to purchase under the agreements dated September 11, 1996, to purchase common shares from Lyman Brownfield, Candace Brownfield, Charlotte Brownfield (a.k.a. Charlotte Huddle), individually and as Trustee of the Candace Brownfield Trust, and Diane McBee (collectively, the "Brownfield Agreements"), and as to which Phoenix has the power to vote by proxy, and (c) 18,750 common shares as to which Phoenix has the right to acquire (by virtue of assignment) but has yet to purchase under the agreement, dated June 6, 1996, to purchase common shares from Paul M. Gillmor (the "Gillmor Agreement"). As to the 18,750 common shares covered by the Gillmor Agreement, Mr. Sherman and Mr. Schwartz, individually, have the power to vote by proxy; therefore, such 18,750 common shares are also reported as beneficially owned by each of Mr. Schwartz and Mr. Sherman individually.

(3) Each Member shares the power to vote or direct the voting and to dispose or direct the disposition of the 324,375 block of common shares owned outright by Phoenix by virtue of each Member being a member in Phoenix. Each of the Members also shares the power to vote or direct the voting of the 39,375 common shares as to which Phoenix has the power to vote by proxy. By virtue of assignment, Phoenix has the right to acquire the 39,375 block of common shares under the Brownfield Agreements and the right to acquire the 18,750 block of common shares under the Gillmor Agreement. Until the purchase of the 18.750 block of common shares from Mr. Gillmor, Mr. Sherman and Mr. Schwartz share the power to vote such common shares by virtue of a proxy granted by Mr. Gillmor, and such common shares are also reported as beneficially owned by each of Mr. Schwartz and Mr. Sherman. The common shares listed as beneficially owned by each Member individually are exclusive of the common shares such Member may be deemed to indirectly beneficially owned by virtue of his membership interest in Phoenix.

(4) Mr. Sherman's address is c/o PH Group Inc., 2241 CityGate Drive, Columbus, Ohio 43219. Includes 90,747 common shares owned outright by Mr. Sherman, 100 common shares owned jointly by Mr. Sherman and his wife as to which they share voting and dispositive power, and 83,750 common shares subject to currently exercisable options. Also includes 18,750 common shares with respect to which Mr. Sherman and Mr. Schwartz share the power to vote by virtue of a proxy granted by Mr. Gillmor. Such common shares are also reported as beneficially owned by Mr. Schwartz. Mr. Sherman's wife has sole voting and dispositive power with respect to 250 common shares reported as beneficially owned by Mr. Sherman. Mr. Sherman is a Member of Phoenix.

(5) Mr. Binsky's address is c/o Cable Link, Inc., 280 Cozzins Street, Columbus, Ohio 43215. Includes 137,042 common shares owned outright by Mr. Binsky and 28,000 common shares subject to currently exercisable options. Mr. Binsky is a Member of Phoenix.

(6) Does not include 250 common shares which the director will have the right to receive at the Annual Meeting as additional director's compensation. See "COMPENSATION OF MANAGEMENT - Compensation of Non-Employee Directors."

(7) Mr. Schwartz's address is 3817 Lyon Drive, Columbus, Ohio 43220. Includes 16,435 common shares owned outright by Mr. Schwartz. Also includes 18,750 common shares with respect to which Mr. Schwartz and Mr. Sherman share the power to vote by virtue of a proxy granted by Mr. Gillmor. Such common shares are also reported as beneficially owned by Mr. Sherman. Mr. Schwartz is a Member of Phoenix.

(8) Mr. Gardner's address is c/o PH Group Inc., 2241CityGate Drive, Columbus, Ohio 43219. Includes 1,250 common shares jointly owned by Mr. Gardner and his wife as to which they share voting and dispositive power. Also includes 45,000 common shares subject to currently exercisable options. Mr. Gardner is a Member of Phoenix.

(9) Mr. Warren's address is 5920 Cromdale Drive, Suite 1, Dublin, Ohio 43017. Includes 500 common shares owned by FSW Investments LLC, of which Mr. Warren is a member, and 15,500 common shares subject to currently exercisable options. Does not include 250 common shares which Mr. Warren will have the right to receive at the Annual Meeting as additional compensation.

(10)    Less than 1 percent.

(11) Ms. Breen's address is c/o Ohio Transmission & Pump Co., 666 Parsons Avenue, Columbus, Ohio 43215. Includes 3,000 common shares owned outright by Ms. Breen, and 11,750 common shares subject to currently exercisable options.

(12) Mr. Sanborn's address is 4817 88TH Street East, Bradenton, Florida 34202. Includes 25,500 common shares which Mr. Sanborn owns outright, and 3,000 common shares subject to currently exercisable options.

(13)    Sherman, Binsky, Gardner, Breen and Sanborn

(14) Includes all common shares reported as beneficially owned by Phoenix and all common shares reported as beneficially owned individually by the Members, except that the 18,750 common shares listed as beneficially owned by each of Phoenix, Mr. Sherman and Mr. Schwartz are included only once. Under the Operating Agreement of Phoenix which expires December 31, 2016, (i) the common shares owned by Phoenix are voted in accordance with the vote of a majority in interest of its Members, and (ii) the Members are obligated to vote common shares owned by them individually in the same manner as the common shares voted by Phoenix.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   LIST OF EXHIBITS.

     1.   DESCRIPTION OF BUSINESS

     1.1. Amendment to Asset Purchase Agreement between the Company and St. Lawrence Hydraulics, Inc. f/k/a St. Lawrence Press Company, Inc. dated September 22, 1999 (incorporated by reference to Exhibit 1.1 of the Company's Quarterly Report on Form 10 - QSB for the quarterly period ended March 31, 1997; Commission File No. 0-8115).

     1.2. First Amendment of Aemeded And Restated Asset Purchase Agreement between the Company and Vertech Systems, LLC dated October 26, 1999 (incorporated by reference to Exhibit 1.2 of the Company's Report Form 8-K filed April 15, 1999, and Form 8-K/a filed June 15, 1999 ; Commission File No. 0-8115).

     2.   DESCRIPTION OF PROPERTY

     2.1. Building Lease between the Company and Parker Industrial, L.L.C., dated September 15, 1998.

     2.2. First Amendment To Lease Agreement between the Company and Parker Industrial, L.L.C., dated December 23, 1998.

     10. MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

     10.1. Third Modification Agreement between the Company and FIRSTAR BANK, N.A. dated May 17, 2000.

     10.2. Renewal of Revolving Note between the Company and Fifth Third Bank dated May 21, 2000.

     10.3. First Amendment to Employment Agreement between the Company and Charles T. Sherman dated August 30, 1999 (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115). *

     16. CERTIFYING ACCOUNTANT (incorporated by reference on Form 8-K, filed July 21, 1998: Commission File No. 0-8115).


     23. CONSENT OF EXPERTS.

     23.1. Consent of Deloitte & Touche LLP

     24. POWERS OF ATTORNEY.

     24.1. Powers of Attorney.

     24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

     27. FINANCIAL DATA SCHEDULE

     27. Financial Data Schedule (submitted electronically for SEC information only).

     (b) REPORTS ON FORM 8-K.

     There were no Forms 8-K filed by the Company during the fourth quarter of fiscal year 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2000

                                       PH GROUP INC.
                                       (the "Registrant")


                                       By: /s/ CHARLES T. SHERMAN
                                           -----------------------------
                                           Charles T. Sherman, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 14th day of June, 2000.

          SIGNATURE                           TITLE
          ---------                           -----

/s/ CHARLES T. SHERMAN                Director, President,
-------------------------------       Chief Executive Officer
    Charles T. Sherman                (principal executive officer)


GREGORY N. BAKEMAN(*)                 Chief Financial Officer
------------------------------
    Gregory N. Bakeman

KENNETH P. FURLONG(*)                 Treasurer
------------------------------
    Kenneth P. Furlong

MICHAEL W. GARDNER(*)                 Director, Senior Vice President
------------------------------
    Michael W. Gardner

BOB BINSKY(*)                         Director
------------------------------
    Bob Binsky

ALIDA BREEN(*)                        Director
-----------------------------
    Alida Breen

TERRY L. SANBORN(*)                   Director
-----------------------------
    Terry L. Sanborn

(*)   Charles T. Sherman, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

             (*)By: /s/ CHARLES T. SHERMAN
                    --------------------------------------
                    Charles T. Sherman, Attorney-in-fact

                                  EXHIBIT INDEX

                                                                Page in
                                                                Sequentially
                                                                Numbered
Exhibit No.             Description                             Copy
-----------             -----------                             ------------

1.1            Amendment to Asset Purchase Agreement
               between the Company and St. Lawrence
               Hydraulics, Inc. f/k/a St. Lawrence
               Press Company, Inc. dated September 22,
               1999.

1.2            First Amendment of Aemeded And Restated
               Asset Purchase Agreement between the
               Company and Vertech Systems, LLC dated
               October 26, 1999.

2.1            Building Lease between the Company and
               Parker Industrial, L.L.C., dated
               September 15, 1998.

2.2            First Amendment To Lease Agreement
               between the Company and Parker
               Industrial, L.L.C., dated
               December 23, 1998.

10.1           Third Modification Agreement between
               the Company and FIRSTAR BANK, N.A.
               dated May 17, 2000.

10.2           Renewal of Revolving Note between the
               Company and Fifth Third Bank dated
               May 21, 2000.

10.3.          First Amendment to Employment Agreement
               between the Company and Charles T.
               Sherman dated August 30, 1999.

23.1           Consent of Deloitte & Touche LLP

24.1.          Powers of Attorney.

24.2.          Certified resolution of the Registrant's
               Board of Directors authorizing officers
               and directors signing on behalf of the
               Company to sign pursuant to a power of
               attorney.

27.            Financial Data Schedule (submitted
               electronically for SEC information only).

*Incorporated by reference

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
  PH Group Inc.


We have audited the accompanying balance sheets of PH Group Inc. as of December 31, l999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PH Group Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and difficulty in generating sufficient cash flows to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Columbus, Ohio
June 14, 2000


PH GROUP INC.

BALANCE SHEETS, DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------

ASSETS                                                                         1999               1998
CURRENT ASSETS:
  Cash                                                                   $      9,958       $      5,862
  Accounts receivable (less allowance for doubtful accounts:
    1999 - $31,798; 1998 - $30,000)                                         1,925,504          3,974,134
  Federal and state income tax receivables                                    200,836            157,646
  Inventories                                                               2,394,389          2,942,799
  Deferred income taxes                                                                          186,300
  Other current assets                                                        139,701             85,260
                                                                         ------------       ------------

            Total current assets                                            4,670,388          7,352,001

PROPERTY AND EQUIPMENT:
  Office equipment                                                            964,897            756,890
  Manufacturing equipment                                                   1,419,351          1,090,015
  Leasehold improvements                                                      455,509            281,821
  Vehicles                                                                    125,271            140,271
                                                                         ------------       ------------
           Total property and equipment                                     2,965,028          2,268,997
  Less accumulated depreciation and amortization                           (1,525,002)        (1,329,574)
                                                                         ------------       ------------

            Property and equipment, net                                     1,440,026            939,423

OTHER NONCURRENT ASSETS:
  Land held for investment                                                     20,570             20,570
  Goodwill, net                                                             1,106,792            698,030
  Deferred income taxes, net                                                                     287,500
  Other noncurrent assets, net                                                189,258            285,261
                                                                         ------------       ------------

           Total other noncurrent assets                                    1,316,620          1,291,361
                                                                         ------------       ------------

TOTAL ASSETS                                                             $  7,427,034       $  9,582,785
                                                                         ============       ============


See notes to financial statements.


PH GROUP INC.

BALANCE SHEETS, DECEMBER 31, 1999 AND 1998 (CONTINUED)
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                            1999              1998
CURRENT LIABILITIES:
  Accounts payable                                                          $ 1,837,364       $ 2,285,591
  Current portion of debt                                                     3,280,226         3,281,539
  Accrued expenses                                                              373,641           460,257
  Customer deposits                                                           1,234,336           924,949
                                                                            -----------       -----------

            Total current liabilities                                         6,725,567         6,952,336

NONCURRENT LIABILITIES:
  Long-term debt (less current portion)                                         467,920           951,068
  Deferred compensation                                                          17,083            12,083
                                                                            -----------       -----------

           Total noncurrent liabilities                                         485,003           963,151
                                                                            -----------       -----------
           Total liabilities                                                  7,210,570         7,915,487

COMMON STOCK SUBJECT TO REPURCHASE,
  93,750 shares issued and outstanding, at redemption value                     262,500           262,500

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, at stated value:  .008 per share
    authorized 10,000,000 shares; outstanding
    shares 1999 - 1,593,345; 1998 - 1,519,846                                    12,757            12,157
  Additional paid-in capital                                                  1,498,854         1,403,321
  Treasury stock, at cost (1,500 shares)                                         (1,831)
  Accumulated deficit                                                        (1,555,816)          (10,680)
                                                                            -----------       -----------
           Total shareholders' equity (deficit)                                 (46,036)        1,404,798
                                                                            -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 7,427,034        $ 9,582,785
                                                                           ===========        ===========



See notes to financial statements.


PH GROUP INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------

                                                         1999            1998
NET SALES                                           $  9,815,619    $ 13,394,357

COST OF SALES                                          7,371,676      10,042,780
                                                    ------------    ------------

GROSS MARGIN                                           2,443,943       3,351,577

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including moving expenses of $133,981 in 1999)      3,671,585       4,006,233
                                                    ------------    ------------

LOSS FROM OPERATIONS                                  (1,227,642)       (654,656)
                                                    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest expense                                      (314,199)       (285,623)
  Other, net                                              39,705         151,977
                                                    ------------    ------------

           Total other income (expenses), net           (274,494)       (133,646)
                                                    ------------    ------------

LOSS BEFORE INCOME TAXES                              (1,502,136)       (788,302)

PROVISION (BENEFIT) FOR INCOME TAXES                      43,000        (297,000)
                                                    ------------    ------------

NET LOSS                                            $ (1,545,136)   $   (491,302)
                                                    ============    ============

PER SHARE DATA:
  Basic and diluted loss per share                  $      (0.96)   $      (0.33)
                                                    ============    ============

Weighted average shares outstanding:
  Basic and diluted                                    1,611,515       1,490,475
                                                    ============    ============


See notes to financial statements.


PH GROUP INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------------

                                          OUTSTANDING           ADDITIONAL                  RETAINED EARNINGS      TOTAL
                                          COMMON STOCK            PAID-IN      TREASURY     (ACCUMULATED        SHAREHOLDERS'
                                     SHARES          AMOUNT       CAPITAL        STOCK        DEFICIT)          EQUITY (DEFICIT)


BALANCES AT DECEMBER 31, 1997        1,418,731       $ 11,350    $ 1,292,051                 $   480,622         $ 1,784,023

  Issuance of Common Stock             101,115            807        111,270                                         112,077
  Net loss                                                                                      (491,302)           (491,302)
                                     ---------       --------    -----------   ---------     -----------          -----------

BALANCES AT DECEMBER 31, 1998        1,519,846         12,157      1,403,321                     (10,680)          1,404,798

  Issuance of Common Stock              74,999            600         95,533                                          96,133
  1,500 shares repurchased              (1,500)                                $ (1,831)                              (1,831)
  Net loss                                                                                    (1,545,136)         (1,545,136)
                                     ---------       --------    -----------   ---------     -----------          -----------


BALANCES AT DECEMBER 31, 1999        1,593,345       $ 12,757    $ 1,498,854   $ (1,831)     $(1,555,816)        $   (46,036)
                                     =========       ========    ===========   ========      ===========         ===========

See notes to financial statements.


PH GROUP INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------

                                                                        1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,545,136)   $   (491,302)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                      447,359         393,380
    Deferred income tax expense (benefit)                              473,800        (255,500)
    Loss (gain) on sale of property and equipment                       43,054         (52,696)
  Changes in assets and liabilities affecting cash flows
    from operating activities:
    Accounts receivable                                              2,126,610      (1,136,360)
    Income taxes receivable                                            (43,190)       (598,172)
    Inventories                                                        647,896        (113,627)
    Other current assets                                               (54,441)        103,236
    Other noncurrent assets                                             34,997         (34,949)
    Accounts payable                                                  (548,227)        334,666
    Accrued expenses                                                   (86,616)       (150,152)
    Customer deposits                                                  182,688        (797,286)
    Deferred compensation                                                5,000            (833)
                                                                  ------------    ------------

            Net cash provided by (used in) operating activities      1,683,794      (2,799,595)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                       32,558         246,514
  Net assets of business acquired                                     (218,711)
  Capital expenditures for property and equipment                     (348,957)       (264,587)
                                                                  ------------    ------------

           Net cash used in investing activities                      (535,110)        (18,073)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt obligations                            (6,689,989)     (8,919,365)
  Proceeds from debt obligations                                     5,520,099      11,673,029
  Proceeds from issuance of common stock                                27,133         112,077
  Payment for treasury stock                                            (1,831)
  Payment for common stock subject to repurchase                                       (50,000)
                                                                  ------------    ------------

           Net cash provided by (used in) financing activities      (1,144,588)      2,815,741
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                          4,096          (1,927)

CASH, beginning of year                                                  5,862           7,789
                                                                  ------------    ------------

CASH, end of year                                                 $      9,958    $      5,862
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                      $     12,317    $    557,642
                                                                  ============    ============

  Cash paid for interest expense                                  $    314,199    $    285,623
                                                                  ============    ============

SUPPLEMENTAL NON CASH DISCLOSURE:
  Issuance of common stock for net assets acquired                $     69,000
                                                                  ============
  Assumption of liabilities for net assets acquired               $    812,128
                                                                  ============


See notes to financial statements.

PH GROUP INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

     LOSS FROM OPERATIONS - The Company incurred net losses of approximately $1,545,000 and $491,000 in 1999 and 1998, respectively. In addition, current liabilities exceed current assets by approximately $2,055,000 at December 31, 1999 and the Company has a shareholders' deficit of $46,036 at December 31, 1999. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. Currently, the Company's two line of credit agreements with two banks expired on February 29, 2000 and the banks have granted the Company a 90-day extension. As of June 14, 2000 the Company continues to negotiate an extension of the line of credit. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Additionally, the Company seeks to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating losses. Accordingly, management believes the actions being taken to improve the Company's operating and financial requirements will enable the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

     INVENTORIES - Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories are comprised of the following:

                                                         DECEMBER 31,
                                                    1999             1998

        Raw materials                           $   672,073      $   420,661
        Finished and work-in-process goods        1,722,316        2,522,138
                                                -----------      -----------

        Total                                   $ 2,394,389      $ 2,942,799
                                                ===========      ===========


     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 3 to 20 years.

     Depreciation expense was approximately $322,000 and $278,000 in 1999 and 1998, respectively.

SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION - A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. One of the Company's customers accounted for approximately 14% and 15% of net sales in 1999 and 1998 and 6% and 24% of the accounts receivable balance at December 31, 1999 and 1998. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing on-going credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

LAND HELD FOR INVESTMENT - Land held for investment is valued at the lower of cost or market. Expenditures that add to the recoverable value of the property are capitalized as land development costs.

GOODWILL - Goodwill is being amortized using the straight-line method over periods ranging from six to fifteen years for financial statement purposes. The amortization expense for 1999 and 1998 was approximately $86,000 and $78,000, respectively. Goodwill on the balance sheets is shown net of accumulated amortization at December 31, 1999 and 1998 of approximately $293,000 and $214,000, respectively. See also Note 8.

IMPAIRMENT OF ASSETS - At each balance sheet date, a determination is made by management to ascertain whether property and equipment, goodwill, land held for investment and non-compete and consulting agreements have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. For the years presented, there has been no impairment of assets.

OTHER NONCURRENT ASSETS - Included in other noncurrent assets are noncompetition and consulting agreements with costs of approximately $147,000 at December 31, 1999 and 1998. These agreements are being amortized using the straight-line method over the lives of the agreements which range from 32 to 116 months. The amortization expense for 1999 and 1998 was approximately $37,000 per year. Accumulated amortization at December 31, 1999 and 1998 was approximately $99,000 and $62,000, respectively.

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

ADVERTISING - The Company expenses advertising costs as incurred. Advertising costs relate primarily to product brochures, industry magazines and trade shows. Advertising expenses were approximately $101,000 and $242,000 in 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred. Research and development expenses were approximately $108,000 and $39,000 in 1999 and 1998, respectively.

PER SHARE INFORMATION - Basic earnings per share amounts (EPS) are computed based on the weighted average number of common shares actually outstanding. No adjustments to net loss were required for purposes of computing diluted per share amounts.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share of common stock calculation because to do so would be antidilutive for the years indicated:

                                                        1999            1998

        Stock options                                 247,000         205,300
        Restricted stock subject to put options        93,750          93,750
                                                      -------         -------

            Total                                     340,750         299,050
                                                      =======         =======

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS SEGMENTS - The Company is managed in one operating segment, the manufacturer of equipment for the machine tool industry. Within their one operating segment, the Company has identified three revenue categories; Hydraulic Presses, Injection Molding Machines and Repair Parts and Services. The following is supplemental information on net sales by product group:

                HYDRAULIC       INJECTION      REPAIR PARTS
                 PRESSES         MOLDING        AND SERVICE        TOTAL

      1999     $  7,266,475     $ 2,085,137     $ 464,007       $  9,815,619
      1998     $ 10,151,921     $ 2,884,539     $ 357,897       $ 13,394,357


NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 2000. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform with the current year's classifications.

2.   DEBT AND OTHER OBLIGATIONS

     Debt consists of the following:


                                                                                        DECEMBER 31,
                                                                                    1999            1998
Bank line of credit agreements                                                   $2,339,716      $3,056,716
Term loan payable to bank at interest rate of 8.07%, secured, monthly payments of $14,286 through June 2005.  Additional payments of $25,000 and $50,000 were due and paid on
  January 31, and February 28, 2000, respectively.  The term loan
  is cross collateralized with the line of credit.                                  692,576       1,114,286
Other installment notes at interest rates ranging from 5%
  to 11.25%, secured by certain vehicles and manufacturing
  equipment, requiring monthly principal and interest
  payments with various maturities through October 2002                             679,246          37,841
Capital lease obligations at interest rates ranging from 7% to 13%, secured by computer equipment requiring monthly principal
  and interest payments through July 2004                                            36,608          23,764
                                                                                 ----------      ----------
           Total                                                                  3,748,146       4,232,607
Less current portion                                                              3,280,226       3,281,539
                                                                                 ----------      ----------

Long-term portion                                                                $  467,920      $  951,068
                                                                                 ==========      ==========


BANK LINE OF CREDIT - At December 31, 1999, the Company has two line of credit agreements with banks. Under the primary bank agreement, the Company can borrow up to $2,476,000, subject to certain borrowing base restrictions. Interest is payable monthly at bank prime plus 1.75% (total of 10.25% at December 31, 1999). The agreement expired on February 29, 2000. The bank has granted the Company a 90 day extension on the maturity date of the agreement. The outstanding balance due was $2,064,716 at December 31, 1999. This line of credit agreement was amended in December 1999 to reduce available borrowings and remove all debt covenants. At December 31, 1998, the agreement provided that the Company could borrow up to $3,000,000, subject to certain borrowing base restrictions and the outstanding balance was $3,056,716. At December 31, 1998 the Company was in violation of certain debt covenants regarding the following; tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio and annual capital expenditures. On March 30, 1999 the Company obtained a waiver from the bank with respect to such events of noncompliance.

Under the secondary agreement, which was entered into on October 21, 1999, the Company can borrow up to $500,000. Interest is payable monthly at bank prime plus 3%. The agreement expired on February 21, 2000 and is secured by virtually all assets of the Company. The outstanding balance due was $275,000 at December 31, 1999. The bank has granted the Company a 90 day extension on the maturity date of the agreement.

     Maturities of debt at December 31, 1999 are as follows:

                   2000         $3,280,226
                   2001            107,693
                   2002            353,306
                   2003              4,653
                   2004              2,268
                                ----------

                   Total        $3,748,146
                                ==========


     Debt is secured by substantially all assets of the Company and the assignment of the proceeds of a $500,000 life insurance policy.

     Estimated fair values of the Company's significant financial instruments, all of which are held for non-trading purposes approximate their carrying amounts at December 31, 1999 and 1998. The fair values of bank line of credit and long-term debt including current portions, are based on current rates at which the Company could borrow funds with similar remaining maturities.

3.   INCOME TAXES

Components of the provision (benefit) for income taxes are as follows:

                                                    1999         1998

        Current:
          Federal                              $(430,800)   $  11,100
          State and local                                     (52,600)
                                               ---------    ---------
                                                (430,800)     (41,500)
                                               ---------    ---------

        Deferred:
          Federal                                479,100     (250,100)
          State and local                         (5,300)      (5,400)
                                               ---------    ---------
                                                 473,800     (255,500)
                                               ---------    ---------
        Provision (benefit) for income taxes   $  43,000    $(297,000)
                                               =========    =========


A reconciliation of the income tax provision (benefit) based on the federal statutory income tax rate of 34% to the Company's income tax provision (benefit) is as follows:


                                                                                1999             1998

        Provision (benefit) at federal statutory rate                       $ (510,700)      $ (268,000)
        State and local tax expense (benefit), net of federal effect            (3,500)         (35,400)
        Increase in valuation allowance                                        562,000
        Other items, net                                                        (4,800)           6,400
                                                                            ----------       ----------
        Provision (benefit) for income taxes                                $   43,000       $ (297,000)
                                                                            ==========       ==========

     Deferred tax assets (liabilities) consist of the following:

                                                            DECEMBER 31,
                                                        1999           1998

Current assets:
  Accrued liabilities                                $ 80,900       $ 106,800
  Inventory                                            90,500          67,300
  Bad debt allowance                                   13,000          12,200
                                                     --------       ---------
           Total current assets                       184,400         186,300
                                                     --------       ---------

Non-current asset (liability):
  Property, plant and equipment                       (95,535)        (58,100)
  Net operating loss carryforwards                    320,100         254,100
  Goodwill                                             22,700          90,100
  Capital loss carryforwards                           49,300          55,400
  Accrued liabilities                                 107,400
  Other, net                                           27,635
                                                     --------       ---------
           Total non-current asset                    431,600         341,500
                                                     --------       ---------

Total deferred tax asset                              616,000         527,800
Less valuation allowance                             (616,000)        (54,000)
                                                     --------       ---------

Total deferred tax asset - net                       $      0       $ 473,800
                                                     ========       =========


At December 31, 1999, the Company has approximately $940,000 of net operating losses carryforwards for Federal income tax purposes expiring in 2013 and approximately $145,000 in capital loss carryforwards expiring in 2003.

4.   OPERATING LEASES

During 1998, the Company entered into a lease of office and manufacturing space at the CityGate development in Columbus, Ohio. At the time the lease was initiated, the building was under construction. The building was completed and the Company took possession in September 1999. The initial lease term runs for 15 years from the date of completion. The Company has the option to renew the lease for two additional terms of five years ("Option Periods"). The rent for the first Option Period shall be 106% of the previous year's annual rent and the rent for the second Option Period shall also be 106% of the previous year's annual rent. The Company also has a right of first offer for purchase of the building as well as a right to 20% of the net sales proceeds of the building.

The Company also leases equipment under operating leases. Minimum future rental payments for the above noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999 are as follows:

          2000                        $ 300,670
          2001                          297,485
          2002                          297,485
          2003                          293,940
          2004                          297,890
          Thereafter                  2,912,750


Rental expense under all operating leases was approximately $193,000 in 1999 and $255,000 in 1998.

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

The Company's 1997 Stock Incentive Plan allows the Board of Directors to grant stock options to employees, directors and consultants. The total number of aggregate shares which may be granted under the Plan shall not exceed 187,500. Options to acquire Company stock for employees and consultants shall not be granted with exercise prices less than the fair market value of a share on the date of the grant. The number of shares granted to employees and consultants is at the discretion of the board. Shares are granted to non-employee directors upon appointment to the board and at each annual meeting based upon the increase in total income before taxes over the prior calendar year. Options granted to non-employee directors are made at exercise prices equal to the fair market value of the stock at the date of the annual meeting corresponding to the performance year. During 1999, 45,000 options were granted at $1.38 under the Plan. During 1998, 72,400 options were granted at $3.11 under the Plan.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 1999 net loss and loss per common share would have been $1,626,000 and $1.01 per basic and diluted share. For 1998, pro forma net loss and loss per common share would have been $554,269 and $.37 per basic and diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Formula. The following weighted average assumptions were made in estimating the fair value for options granted in 1999 and 1998, respectively, weighted average risk-free interest rates of 5.12% and 5.09%; and volatility factors of 94% and 119%. The expected life of the options was assumed at 10 years and the expected dividend yields were assumed to be zero for both 1999 and 1998.

The following table summarizes stock option activity:


                                                                1999                         1998
                                                     ---------------------------- ----------------------------
                                                                      WEIGHTED                     WEIGHTED
                                                         NUMBER        AVERAGE        NUMBER        AVERAGE
                                                           OF         EXERCISE          OF         EXERCISE
                                                         OPTIONS        PRICE         OPTIONS        PRICE

Outstanding at beginning of year                         205,300      $ 1.57          233,750      $ 1.02
Granted                                                   45,000        1.38           72,400        3.11
Exercised                                                   (600)       3.06          (71,700)       0.86
Forfeited or expired                                      (2,700)       2.00          (29,150)       2.62
                                                         -------      ------          -------      ------
Outstanding at end of year                               247,000      $ 1.51          205,300      $ 1.57
                                                         =======      ======          =======      ======

Exercisable at end of year                               213,000      $ 1.48          162,550      $ 1.16
                                                         =======      ======          =======      ======
Weighted average fair value of options
  granted during the year                                             $ 1.23                       $ 2.84
                                                                      ======                       ======
Options available for grant                               89,450                      131,750
                                                         =======                      =======


The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:


                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                        ---------------------------                ----------------------------

                                                         WEIGHTED     WEIGHTED                       WEIGHTED
                                            NUMBER       AVERAGE       AVERAGE          NUMBER       AVERAGE
                                              OF         EXERCISE    CONTRACTUAL          OF         EXERCISE
       RANGE OF EXERCISE PRICES             OPTIONS       PRICE     LIFE (YEARS)       OPTIONS        PRICE

                 $.80                       96,250       $0.80          3.2            96,250        $0.80
            $1.20 to $1.50                  92,500        1.31          6.5            64,250         1.29
            $2.10 to $3.06                  46,250        2.92          7.1            42,750         2.91
                 $3.25                      12,000        3.25          8.3             9,750         3.25
                                           -------       -----                        -------        -----

                                           247,000       $1.51                        213,000        $1.48
                                           =======       =====                        =======        =====


6.   TRANSACTIONS WITH RELATED PARTIES

In 1999 and 1998 fees of $16,000 and $26,400, respectively, were paid to a director for services provided to the Company.

In December 1996 the Company agreed to lend $59,000 to an entity owned by certain shareholders. The outstanding balance was $47,200 and $44,250 at December 31, 1999 and 1998, respectively. Interest is computed on the outstanding principal amount at a rate of bank prime plus 1.25%. The remaining balance on this note is due in 2000.

7.   PROFIT-SHARING PLAN

The Company sponsors a profit-sharing plan covering employees completing at least six months of service, working at least 1,000 annual hours, and having attained the age of 21. Contributions to the plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code Section 401(k). There was no employer contributions under the plan in 1999. Profit-sharing expense was approximately $20,000 in 1998.

8.   BUSINESS COMBINATION

On April 30, 1997, the Company acquired certain net assets of the St. Lawrence Press Company in a business combination accounted for as a purchase. The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases. The increases are based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $124,775 liability has been included in the balance sheet (see Note 2) for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

On April 1, 1999, the Company acquired certain net assets of Vertech Systems, LLC in a business combination accounted for as a purchase. The acquired business is engaged in the design, manufacturing and marketing of vertical injection molding equipment. The results of operations of the acquired business are included in the financial statements from the date of acquisition. The approximately $1,000,000 purchase price, including acquisition costs, exceeded the value of the net tangible assets acquired by approximately $464,000. The excess amount was allocated entirely to goodwill and is being amortized over 15 years.

The purchase agreement, as amended, contains a contingent earnout component where the purchase price is subject to future increase. The increases are based on 5% of Vertech machines "EBIT" for the years 1999 through 2004. "EBIT" as defined in the agreement is gross revenues less production costs, overhead allocation, travel and commission expense, royalty expense, and defective inventory, warranty, and collections deductions. At December 31, 1999 there was no contingent earnout liability included in the financial statements and there was no payment due for 1999.

The purchase agreement, as amended, also provides for two separate royalty payments. The first royalty payment is based on 5% and 2.5% of gross revenues of Vertech machines for the years 1999 through 2003 and 2004 through 2008, respectively. The second royalty payment is based on 5% of gross revenues of Vertech machines. While there is no expiration date on this royalty payment, the maximum amount payable for this royalty is $350,000 plus 10% interest, with interest retroactive to April 1, 1999. At December 31, 1999, a liability of $9,900 has been included in the balance sheet representing the total royalty payments due under the above agreement.

The acquisition was funded with cash, the assumption of certain liabilities, notes payable, and 75,000 shares of common stock.

The following financial information presents the pro forma effect of the acquisition on the historical results of operations for the years ended December 31, 1999 and 1998 as if the transactions occurred on January 1, 1998:

                                                      1999             1998

        Net sales                                $ 10,034,350     $ 13,710,061
        Net loss                                 $ (1,610,244)    $   (911,277)
        Basic and diluted net loss per share     $      (1.00)    $      (0.61)


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

No put options were exercised on the first installment at April 30, 1998 as stockholders sold 31,250 shares in the market. However, the holders did not exercise their put options that were due on April 30, 1999 and 2000.

In conjunction with the Vertech Systems, LLC asset acquisition discussed in Note 8, the Company agreed to issue 25,000 shares of common stock, which are subject to a repurchase agreement. The Company has guaranteed the value of these shares by providing the holders with a put option of $1.00 per share following the holder's minimum 2 year holding period of the shares. These shares were not yet issued at December 31, 1999.

10.  CONTINGENCIES

At December 31, 1999, the Company is a party to various legal matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year's results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's future financial position, results of operations, or cash flows.

In June 2000, the Company negotiated a settlement with representatives of Wayne County, Michigan relating to the closing of the Company's former Michigan facility. The Company will receive approximately $150,000 (net of expenses) in 2000.