Form 10QSB
period 2000-03-31
PH GROUP INC
filed 2000-08-14
CIK 35305

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

For the quarterly period ended March 31, 2000
---------------------------------------------

                                 PH GROUP, INC.
                       ----------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Ohio            Commission File No. 0-8115          31-0737351
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                         Identification Number)

2241 CityGate Drive, Columbus, Ohio                               43219
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 416-7250
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

(1)      YES          NO  X                     (2)      YES  X       NO
            -----       -----                               -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,724,382 common shares, without par value, outstanding as of August 2, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
The financial statements of the Company, and related notes dated March 31, 2000, are set forth at pages F-1 through F-4 attached hereto.

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS.

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

The accounting policies followed by PH Group Inc. (the Company), are set forth in Note 1 of the Notes to financial statements in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999.


NOTE 2. PER SHARE INFORMATION
-----------------------------
The Company presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income (loss) per common share is computed based on the weighted average number of common shares and common share equivalents (stock options) outstanding during each period. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings (loss) per share.

NOTE 3. LOSS FROM OPERATIONS
----------------------------
The Company incurred net losses of approximately $263,000 in the first quarter of 2000 and $1,545,000 in 1999. In addition, current liabilities exceed current assets by approximately $2,020,000 at March 31, 2000 and the Company has a shareholders' deficit of $308,893 at March 31, 2000. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. Currently, the Company's two line of credit agreements with two banks expire on September 21 and October 31, 2000 respectively. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Additionally, the Company seeks to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating losses. Accordingly, management believes the actions being taken to improve the Company's operating and financial requirements will enable the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

NOTE 4. BANK AGREEMENT
----------------------
The Company has a line of credit agreement with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions, expiring on October 31, 2000. At March 31, 2000, both parties had not signed the extension agreement. All borrowings under bank lines of credit totaling $2,680,000 at March 31, 2000 are classified as a current liability.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

NET SALES
Net sales for the first quarter of 2000 totaled $2.0 million, a 27.8% decrease from the same period in 1999. Hydraulic press sales accounted for $1.8 million in the first quarter 2000. Injection molding equipment sold in the period totaling $69 thousand consisted of the new Vertech product line. Customer delays in site preparation caused the shipment of a $1.5 million order to be deferred into the Second Quarter of 2000. Recognition of this sale in the first quarter would have favorably impacted the quarter's results.

New machinery orders decreased 17.3% in the first quarter of 2000 compared to the first quarter 1999. The backlog at the end of the first quarter 2000 is $6,373,000, compared to $4,394,000 at the end of the first quarter 1999.

GROSS MARGIN
Gross margins in the first quarter 2000 are 31.7% of sales, compared with 28.3% in the same period of 1999. Most of this improvement is the result of operating efficiencies developed in the Company's new manufacturing facility. The building permits construction of all product lines under one roof. The installation of the new overhead crane will provide additional benefits as contracted material handling will no longer be required.

Labor as a percent of net sales increased to 11.5% in the period, versus 10.7% in the first quarter 1999. Labor dollars spent in the quarter has decreased by 22.4% compared to the first quarter 1999. This was offset by reduced sales in the period.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the first quarter of 2000 have increased $83,000 or 11.3% over the comparable 1999 amount. Salary costs have increased $29,000. This is primarily due to the addition of engineering staff as the result of the Vertech acquisition. Non-cash expenses have increased $16,000 due to the amortization of Vertech acquisition expenses. Selling expenses have increased $38,000. This includes increased expenditures on marketing and product promotion.

As a percent of net sales, SG&A represented 39.9% in the first quarter 2000 compared to 25.8% in the first quarter 1999.

INTEREST EXPENSE
Interest expense in the first quarter 2000 was 37.9% as a percent of sales, or $28,000 greater than the same period in 1999. Heavy reliance on available sources of debt, coupled with interest rate increases by the Fed have contributed to the increase.

INCOME TAXES
For the period ended March 31, 2000 and 1999, no tax provision has been accrued due to the net loss for the periods, and available loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

Cash used in operations in the first quarter of 2000 totaled $367,000. Major factors contributing to this result was the net loss of $263,000 and increased inventory of $589,000. An increase in customer deposits of $421,000 and a decrease in accounts receivable of $125,000 reduced the cash used. The delay in shipping a $1.5 million order in the quarter had a major impact on both accounts receivable and inventory.

Financing activities provided $424,000 of cash flow. This was primarily draws on the line of credit, and the proceeds from a business development loan of $200,000 from the City of Columbus.

The Company has enlisted the services of a former investment banking executive to act as interim CFO. He is tasked with locating and obtaining equity sources that will enable the Company to fund its business plan, and also obtain a long-term banking relationship for the Company.

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



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
          Not applicable

Item 2.  Changes in Securities and Use of Proceeds
          On March 28, 2000, 25,000 shares of PH Group Inc. common stock were issued as part of the restructure of the purchase agreement in the acquisition of Vertech Systems, LLC. The 25,000 shares are restricted for two years, and have a put price of $1 per share. The market price at the date of the transaction was $.88 per share.

Item 3.  Defaults Upon Senior Securities
          The Company has a line of credit agreement with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions. This is an extension agreement expiring on October 31, 2000. At March 31, 2000, both parties had not signed the extension agreement. All borrowings under bank lines of credit totaling $2,680,000 at March 31, 2000 are classified as a current liability.

Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.  Other Information
          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)        Exhibits: See Exhibit Index


   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2000.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PH Group Inc.,
                                                     an Ohio Corporation

Date:  August 8, 2000                                By: \s\ Charles T. Sherman
     -------------------                                 -----------------------
                                                              Charles T. Sherman
                                                              President

EXHIBIT INDEX

Exhibit No             Description                          Location
----------             -----------                          --------
        27             Financial Data Schedule              Filed electronically


----------------------------------
*Incorporated herein by reference.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    PH GROUP INC.
                                   BALANCE SHEETS

                                                           2000             1999
                                                         MARCH 31          DEC. 31
ASSETS                                                  (UNAUDITED)
------                                                  -----------      -----------
Current Assets
--------------
Cash                                                    $    65,532      $     9,958
Accounts Receivable                                     $ 1,800,019      $ 1,925,504
Federal and State Income Tax Receivables                $   200,836      $   200,836
Inventories                                             $ 2,983,846      $ 2,394,389
Other Current Assets                                    $    40,440      $   139,701
                                                        -----------      -----------

      Total Current Assets                              $ 5,090,673      $ 4,670,388
                                                        -----------      -----------

Property and Equipment, at cost
-------------------------------
      Office Equipment                                  $   865,182      $   964,897
      Manufacturing Equipment                           $ 1,419,351      $ 1,419,351
      Leasehold Improvements                            $   455,509      $   455,509
      Vehicles                                          $   107,518      $   125,271
                                                        -----------      -----------
                                                        $ 2,847,560      $ 2,965,028
      Less: Accumulated Depreciation & Amortization     ($1,470,164)     ($1,525,002)
                                                        -----------      -----------

Net Property and Equipment                              $ 1,377,396      $ 1,440,026
                                                        -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                $    20,570      $    20,570
Goodwill, net                                           $ 1,105,899      $ 1,106,792
Other Noncurrent Assets, Net                            $   214,187      $   189,258
                                                        -----------      -----------

      Total Other Non-Current Assets                    $ 1,340,656      $ 1,316,620
                                                        -----------      -----------

TOTAL ASSETS                                            $ 7,808,725      $ 7,427,034
============                                            ===========      ===========

See notes to the interim unaudited financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                        PH GROUP INC.
                                       BALANCE SHEETS

                                                                   2000             1999
                                                                 MARCH 31          DEC. 31
LIABILITIES                                                     (UNAUDITED)
-----------                                                     -----------      -----------
Current Liabilities
-------------------
Accounts Payable                                                $ 1,734,663      $ 1,837,364
Current Portion of Debt                                         $ 3,486,259      $ 3,280,226
Accrued Expenses                                                $   234,790      $   373,641
Customer Deposits                                               $ 1,655,301      $ 1,234,336
                                                                -----------      -----------

      Total Current Liabilities                                 $ 7,111,013      $ 6,725,567
                                                                -----------      -----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                           $   700,772      $   467,920
Deferred Compensation                                           $    18,333      $    17,083
                                                                -----------      -----------

      Total Noncurrent Liabilities                              $   719,105      $   485,003
                                                                -----------      -----------

      Total Liabilities                                         $ 7,830,118      $ 7,210,570
                                                                -----------      -----------

Common Stock Subject To Repurchase, 150,000
shares issued, 118,750 shares outstanding at
March 31, 2000; 93,750 at December 31, 1999                     $   287,500      $   262,500
                                                                -----------      -----------

Shareholders' Equity(Deficit)
-----------------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(2000 - 1,602,456; 1999 - 1,593,345)                            $    12,767      $    12,757
Additional Paid- In Capital                                     $ 1,498,994      $ 1,498,854
Treasury Stock, at cost (2000 - 1,750; 1999 - 1,500 shares)     ($    2,079)     ($    1,831)
Accumulated Deficit                                             ($1,818,575)     ($1,555,816)
                                                                -----------      -----------

Total Shareholders' Equity(Deficit)                             ($  308,893)     ($   46,036)
                                                                -----------      -----------


TOTAL LIABILITIES AND SHAREHOLERS' DEFICIT                      $ 7,808,725      $ 7,427,034
==========================================                      ===========      ===========

See notes to the interim unaudited financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31
                                                      2000             1999
                                                   ----------       ----------
NET SALES                                          $2,043,740       $2,831,953
---------

Cost of Goods Sold                                 $1,396,781       $2,031,211
                                                   ----------       ----------

Gross Margin                                       $  646,959       $  800,742

Selling, General and
and Administrative Expense                         $  814,746       $  731,951
                                                   ----------       ----------

Income(Loss) From Operations                       ($ 167,787)      $   68,791
                                                   ----------       ----------

Other Income (Expense)
      Interest Expense                             ($ 101,021)      ($  73,278)
      Other, net                                   $    6,046       $    4,728
                                                   ----------       ----------

Total Other (Expense)                              ($  94,975)      ($  68,550)
                                                   ----------       ----------

Income(Loss) Before Income Taxes                   ($ 262,762)      $      241


Provision for Income Taxes                         $        0       $        0
                                                   ----------       ----------

NET INCOME(LOSS)                                   $ (262,762)      $      241
----------------                                   ==========       ==========

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted Earnings(Loss) per Share         $    (0.16)      $     0.00
                                                   ==========       ==========

Weighted Average Shares Outstanding
   Basic                                            1,599,692        1,525,694
   Diluted                                          1,599,692        1,525,694

See notes to the interim unaudited financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31
                                                          2000            1999
                                                        ---------      -----------
Cash Flow From Operating Activities
  Net Income(Loss)                                      $(262,762)     $       241
  Adjustments to Reconcile Net Income to
    Net Cash Provided:
    Depreciation and Amortization                       $  98,822      $    96,607
    (Gain)Loss on Sale of Property and Equipment        $    (741)

 Changes in Assets and Liabilities Affecting Cash
   Flows from Operating Activities:
   Accounts Receivable                                  $ 125,485      $ 1,299,236
   Inventory                                            $(589,457)     $  (252,830)
   Other Current Assets                                 $  99,261      $   (70,960)
   Other Non Current Assets                             $ (33,042)     $      (618)
   Accounts Payable                                     $(102,701)     $  (142,695)
   Income Taxes                                         $       0      $    70,732
   Accrued Expenses                                     $(138,851)     $   (46,444)
   Customer Deposits                                    $ 420,965      $  (110,664)
   Deferred Compensation                                $   1,250      $     2,206
                                                        ---------      -----------

Net Cash (Used) Provided By Operating Activities        $(381,771)     $   844,811
                                                        ---------      -----------

Cash Flows from Investing Activities
    Capital Expenditures for Property and Equipment     $  (1,590)     $   (29,171)
                                                        ---------      -----------

Net Cash Used In Investing Activities                   $  (1,590)     $   (29,171)
                                                        ---------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                        $(171,215)     $(2,522,801)
    Proceeds from Debt Obligations                      $ 610,000      $ 1,695,000
    Proceeds from issuance of Common Stock              $     150      $     9,403
                                                        ---------      -----------

Net Cash Provided by (Used In) Financing Activities     $ 438,935      $  (818,398)
                                                        ---------      -----------

Net Increase (Decrease) in Cash                         $  55,574      $    (2,758)
Cash, Beginning of Period                               $   9,958      $     5,862
                                                        ---------      -----------

CASH, END OF PERIOD                                     $  65,532      $     3,104
-------------------                                     =========      ===========

PH Group Inc. paid $ 101,021 in cash for interest in the first quarter 2000 and $73,278 in 1999.

See notes to the interim unaudited financial statements.