Form 10QSB
period 2000-06-30
PH GROUP INC
filed 2000-08-14
CIK 35305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------
                                   FORM 10-QSB
                 -----------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
--------------------------------------------


                                 PH GROUP, INC.
                 -----------------------------------------------
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


(1) YES [X]  NO [ ]                     (2) YES [X]  NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,724,382 common shares, without par value, outstanding as of August 2, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements of the Company for the periods ended June 30, 2000 and 1999, are set forth at pages F-1 through F-4 attached hereto.

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999.


NOTE 1. BASIS OF FINANCIAL PRESENTATION

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999.


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


NOTE 3. LOSS FROM OPERATIONS

The Company had net income of approximately $19,000 in the first six months of 2000 after recognizing a net loss of $1,545,000 in 1999. Current liabilities exceed current assets by approximately $1,915,000 at June 30, 2000 and the Company has a shareholders' deficit of $21,515 at June 30, 2000. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due and, accordingly, may not be able to continue as a going concern. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. Currently, the Company's two line of credit agreements with two banks expire on September 21 and October 31, 2000 respectively. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Additionally, the Company seeks to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating losses. Accordingly, management believes the actions being taken to improve the Company's operating and financial requirements will enable the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.


NOTE 4. ACCOUNTING STANDARDS

The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and 101B in December 1999, March 2000, and June 2000, respectively. These bulletins summarize certain of the Commission's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management has not yet completed its analysis of these bulletins and their impact on the Company's financial statements and disclosures.


NOTE 5. BANK AGREEMENT

Currently, the Company's two line of credit agreements with two banks expire on September 21 and October 31, 2000 respectively. One credit agreement is with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions which expired on May 31, 2000 but which has extended to October 31, 2000. All borrowings under the bank line of credit are classified as a current liability.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES
Net sales for the second quarter of 2000 totaled $3.4 million, a 14.9% decrease from the same period in 1999. Hydraulic press sales increased 7.6% in the second quarter 2000 compared with the second quarter 1999. Sales were impacted by the reduced volume of injection molding machines shipped in the second quarter of 2000.

Orders for new equipment for the second quarter of 2000 were $3.4 million, compared with $2.2 million in the same period of 1999. The Company is experiencing substantial quoting activity in both hydraulic presses and injection molding machines. Inquiries for hydraulic presses having a selling price in excess of $300 thousand have increased due to the manufacturing capability of its new building. The new building has a 30-ton crane and a 12-foot pit that allows the company to build presses that can be over 30 feet in height. The Company's backlog of orders at the end of the second quarter of 2000 is $5.7 million, compared to $3.3 million in the same period of 1999.

GROSS MARGIN
Gross margins in the second quarter 2000 increased to 33.6% compared to 25.3% for the same period in 1999. The improvement in margins is due to a number of factors, including improved efficiencies due to increased electrical power, two overhead cranes and better material flow. The Company has placed a concentrated effort on reducing indirect labor and overtime premium costs by better labor scheduling.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the second quarter of 2000 were $929 thousand or 27.0% of net sales. This compares to the same period in 1999 when SG&A expenses were $860 thousand or 21.2% of net sales. The increase in sales commissions from $142 thousand to $204 thousand in the second quarter of 2000 was the major increase. Legal and accounting fees have increased $23 thousand in the second quarter of 2000 compared to the same period of 1999. The Company's negotiation to conclude a settlement in the St. Lawrence condemnation contributed the majority of the increase. Salary expenses decreased $37 thousand in the second quarter of 2000 compared to the same period 1999. This is due primarily to adjustments made in staffing and management salaries.

INTEREST EXPENSE
Interest expense in the second quarter 2000 was 19.8% higher, or $18 thousand greater than the same period in 1999. Interest rate increases by the Fed and continued reliance on debt to operate the business have led to the increase.

OTHER INCOME
The Company was granted a settlement award from Wayne County, Michigan in the condemnation of the St. Lawrence facility. The Company expects to receive $150 thousand after legal fees and costs have been deducted. This net amount has been recognized in the current period.


SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES
Net sales for the first six months of 2000 totaled $5.5 million, a 20.2% decrease from the same period in 1999. A decline in sales of injection molding machines has contributed most of the decrease.

New press orders increased 21.2% in the first six months of 2000 compared to the same period of 1999. The increase in orders has been primarily in the larger (generally in excess of $300 thousand per press) St. Lawrence Press product line. A major reason for the increase in orders is the improved manufacturing capability resulting from the new facility. The Company has received $2.6 million in orders that could not have been built at the previous facility.

GROSS MARGIN
Gross margin for the first six months of 2000 are 32.9%, compared to 26.5% in the same period of 1999. Improved margins on the large presses (25% in 2000 versus 9% in 1999) are the primary reason for this increase.

The improved margins have many contributing factors, such as: reduced material cost as a percent of sales, elimination of material handling cost due to the installation of the new overhead crane, addition of a new senior manufacturing executive, new quotation process procedures on complex presses. A project manager is now assigned to all large press orders and those orders with customer tooling requirements.

Total cost of labor has decreased in 2000, as improvements in labor scheduling and material handling have been made.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 2000 period have increased $152 thousand or 9.7% over the comparable 1999 amount. Sales Commissions increased $32 thousand in 2000. Sales Commissions year-to-date total $283 thousand, which is 17.0% of total SG&A expense. This is primarily due to higher sales generated by commissioned sales reps rather than the internal sales force. Sales and marketing expenses increased $49 thousand in 2000. This increase is primarily due to the Company's participation at two plastic injection molding trade shows. As a direct result of these shows, the Company sold three machines for a value of $200 thousand. Legal and accounting fees have increased $32 thousand in the current period compared to 1999. The major reason for this fee increase is negotiations with St. Lawrence Hydraulics, Inc. to settle all liabilities between to the parties. Amortization and depreciation expenses increased $17 thousand in 2000 compared to 1999. This is due primarily to the recording of additional goodwill related to the acquisition of Vertech Systems.

As a percent of sales, SG&A represented 31.8% in the first six months of 2000 compared to 23.1% in the same period of 1999. The Company continues its effort to keep SG&A costs at a minimal level to be able to optimize future business opportunities.

INTEREST EXPENSE
Interest expense in the first six months of 2000 was 28.0% higher, or $45 thousand greater than the same period in 1999. Heavy reliance on debt to provide working capital, and increases in the Fed interest rate has resulted in the higher interest expense.

INCOME TAXES
For the six months ended June 30, 2000 no tax provision has been accrued, compared to $10 thousand accrued 1999. The Company has available operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards expire in the year 2013.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

The Company is currently seeking investors to raise up to $1.0 million in equity. The increased capitalization will be used to reduce bank debt and provide working capital.

Cash used in operations in 2000 totaled $306 thousand. Major factors contributing to this result was the net income of $19 thousand, increased customer deposits of $445 thousand, and increased accounts payable $212 thousand. This was offset by increases in accounts receivable of $611 thousand, inventory of $319 thousand, and decreased accrued expenses of $210 thousand.

Investing activities used $235 thousand of cash flow. This was for the capital addition of a new 30-ton overhead crane system for the new building.

Financing activities provided $534 thousand of cash flow. This was primarily due to draws on the lines of credit, and the proceeds from a business development loan from the City of Columbus.

The Company has enlisted the services of a former investment banking executive to act as interim CFO. He is tasked with locating and obtaining equity sources that will enable the Company to fund its business plan, and also obtain a long-term banking relationship for the Company.

In addition to the settlement award discussed in Other Income of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company will receive a portion of the condemnation award granted to St. Lawrence Hydraulics, Inc. by Wayne County, Michigan. Negotiations to buy back shares of Company stock subject to put options, and to satisfy the remaining obligations under the contingent earnout provision of the St. Lawrence acquisition agreement are ongoing. The Company anticipates resolution of these matters in the third quarter of 2000. The anticipated settlement, if concluded, will positively impact the Company's financial position.

In addition the Company continues to seek cost reductions and revenue increases to meet its working capital needs for the remainder of 2000.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        Not applicable

Item 3. Defaults Upon Senior Securities

        Currently, the Company's two line of credit agreements with two banks expire on September 21 and October 31, 2000 respectively. One credit agreement is with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions which expired on May 31, 2000 but which has extended to October 31, 2000. All borrowings under the bank line of credit are classified as a current liability.

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: See Exhibit Index

        (b) Reports on Form 8-K: No reports on form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PH Group Inc.,
                                        an Ohio Corporation


Date: August 10, 2000                   By: /s/ Charles T. Sherman
      ---------------                       ------------------------------------
                                            Charles T. Sherman
                                            President

EXHIBIT INDEX

Exhibit No           Description                            Location
----------           -----------                            --------
    27               Financial Data Schedule                Filed electronically


----------------------------------
*Incorporated herein by reference.

                    PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                 BALANCE SHEETS


                                                         2000             1999
                                                        JUNE 30          DEC. 31
ASSETS                                               (UNAUDITED)
------                                                -----------      -----------

Current Assets
--------------
Cash                                                  $     2,135      $     9,958
Accounts Receivable                                     2,536,279        1,925,504
Federal and State Income Tax Receivables                  200,836          200,836
Inventories                                             2,713,823        2,394,389
Other Current Assets                                      145,875          139,701
                                                      -----------      -----------

    Total Current Assets                                5,598,948        4,670,388
                                                      -----------      -----------

Property and Equipment, at cost
-------------------------------
    Office Equipment                                      859,705          964,897
    Manufacturing Equipment                             1,422,893        1,419,351
    Leasehold Improvements                                683,909          455,509
    Vehicles                                              107,518          125,271
                                                      -----------      -----------
                                                        3,074,025        2,965,028
    Less: Accumulated Depreciation & Amortization      (1,536,183)      (1,525,002)
                                                      -----------      -----------

Net Property and Equipment                              1,537,842        1,440,026
                                                      -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                   20,570           20,570
Goodwill, net                                           1,084,746        1,106,792
Other Noncurrent Assets, Net                              201,574          189,258
                                                      -----------      -----------
    Total Other Non-Current Assets                      1,306,890        1,316,620
                                                      -----------      -----------

TOTAL ASSETS                                          $ 8,443,680      $ 7,427,034
                                                      ===========      ===========








See notes to the interim unaudited financial statements.

                    PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                 BALANCE SHEETS

                                                                   2000             1999
                                                                  JUNE 30          DEC. 31
LIABILITIES                                                     (UNAUDITED)
-----------                                                     -----------      -----------

Current Liabilities
-------------------
Accounts Payable                                                $ 2,049,040      $ 1,837,364
Current Portion of Debt                                           3,612,099        3,280,226
Accrued Expenses                                                    163,181          373,641
Customer Deposits                                                 1,679,518        1,234,336
                                                                -----------      -----------

    Total Current Liabilities                                     7,503,838        6,725,567
                                                                -----------      -----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                               664,065          467,920
Deferred Compensation                                                 9,792           17,083
                                                                -----------      -----------

    Total Noncurrent Liabilities                                    673,857          485,003
                                                                -----------      -----------

    Total Liabilities                                             8,177,695        7,210,570
                                                                -----------      -----------

Common Stock Subject to Repurchase, 150,000
shares issued, 118,750 shares outstanding at
June 30, 2000;  93,750 at December 31, 1999                         287,500          262,500
                                                                -----------      -----------

Shareholders' Equity (Deficit)
------------------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(2000 - 1,605,632; 1999 - 1,593,345)                                 12,867           12,757
Additional Paid- In Capital                                       1,504,953        1,498,854
Treasury Stock, at cost (2000 - 1,750; 1999 - 1,500 shares)          (2,079)          (1,831)
Accumulated Deficit                                              (1,537,256)      (1,555,816)
                                                                -----------      -----------

Total Shareholders' Equity (Deficit)                                (21,515)         (46,036)
                                                                -----------      -----------



TOTAL LIABILITIES AND EQUITY                                    $ 8,443,680      $ 7,427,034
                                                                ===========      ===========

See notes to the interim unaudited financial statements.

                    PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                            2000            1999              2000            1999
                                        -----------      -----------      -----------      -----------

NET SALES                               $ 3,444,466      $ 4,049,558      $ 5,488,206      $ 6,881,511
---------

Cost of Goods Sold                        2,288,490        3,023,591        3,685,271        5,054,802
                                        -----------      -----------      -----------      -----------

Gross Margin                              1,155,976        1,025,967        1,802,935        1,826,709

Selling, General and
and Administrative Expense                  929,072          859,561        1,743,818        1,591,512
                                        -----------      -----------      -----------      -----------

Income From Operations                      226,904          166,406           59,117          235,197
                                        -----------      -----------      -----------      -----------
Other Income (Expense)
    Interest Expense                       (106,768)         (89,117)        (207,789)        (162,395)
    Other, Net                              161,183           17,677          167,229           22,405
                                        -----------      -----------      -----------      -----------
Total Other Income (Expense)                 54,415          (71,440)         (40,560)        (139,990)
                                        -----------      -----------      -----------      -----------
Income Before Income Taxes                  281,319           94,966           18,557           95,207

Provision for Taxes                             -             10,000                0           10,000
                                        -----------      -----------      -----------      -----------
NET INCOME                              $   281,319      $    84,966      $    18,557      $    85,207
----------                              ===========      ===========      ===========      ===========

NET INCOME PER SHARE:
  Basic Earnings per Share              $      0.18      $      0.05      $      0.01      $      0.05
                                        ===========      ===========      ===========      ===========

  Diluted Earnings per Share            $      0.17      $      0.05      $      0.01      $      0.05
                                        ===========      ===========      ===========      ===========

Weighted Average Shares Outstanding

  Basic                                   1,603,712        1,599,172        1,601,702        1,562,636
  Diluted                                 2,000,175        1,721,523        2,034,651        1,684,555



See notes to the interim unaudited financial statements.

                    PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 PH GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                    2000             1999
                                                                 -----------      -----------
Cash Flow From Operating Activities
  Net Income                                                     $    18,557      $    85,207
  Adjustments to Reconcile Net Income to
    Net Cash Provided:
    Depreciation and Amortization                                    200,830          198,627
    (Gain)Loss on Sale of Property and Equipment                      (3,895)           4,536

 Changes in Assets and Liabilities Affecting Cash Flows from
   Operating Activities, Exclusive of Acquisitions:
   Accounts Receivable                                              (610,775)         982,678
   Inventory                                                        (319,434)       1,361,885
   Other Current Assets                                               (6,174)        (240,167)
   Other Non Current Assets                                          (24,786)        (111,383)
   Accounts Payable                                                  211,676         (210,692)
   Income Taxes                                                          -             79,932
   Accrued Expenses                                                 (210,460)        (165,455)
   Customer Deposits                                                 445,182         (562,662)
   Deferred Compensation                                              (7,291)           3,456
                                                                 -----------      -----------

Net Cash (Used) Provided By Operating Activities                    (306,570)       1,425,962
                                                                 -----------      -----------

Cash Flows from Investing Activities
    Proceeds from Sale of Assets                                         200              425
    Acquisition of Vertech Systems, Inc.                                             (160,527)
    Capital Expenditures for Property and Equipment                 (235,432)         (27,854)
                                                                 -----------      -----------

Net Cash Used In Investing Activities                               (235,232)        (187,956)
                                                                 -----------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                                    (206,982)      (4,329,045)
    Proceeds from Debt Obligations                                   735,000        3,100,000
    Proceeds from issuance of Common Stock                             5,961            4,221
                                                                 -----------      -----------

Net Cash Provided by (Used In) Financing Activities                  533,979       (1,224,824)
                                                                 -----------      -----------

Net Increase in Cash                                                  (7,823)          13,182
Cash, Beginning of Period                                              9,958            5,862
                                                                 -----------      -----------

CASH, END OF PERIOD                                              $     2,135      $    19,044
-------------------                                              ===========      ===========

PH Group Inc. paid $ 207,789 in cash for interest in 2000 and $157,295 in 1999.
PH Group, Inc. paid $ -0- in cash for income tax expenses in 2000 and $2,800 in 1999.


See notes to the interim unaudited financial statements.