Form 10QSB
period 2000-09-30
PH GROUP INC
filed 2000-11-14
CIK 35305

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

For the quarterly period ended September 30, 2000
-------------------------------------------------

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
                                                     --------------

                                 Not Applicable
          -----------------------------------------------------------
         (Former name or former address, if changed since last report.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,758,477 common shares, without par value, outstanding as of October 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
The financial statements of the Company for the periods ended September 30, 2000 and 1999 are set forth at pages F-1 through F-4 attached hereto.

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999.

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

NOTE 3. LOSS FROM OPERATIONS
----------------------------

The Company had a net loss of approximately $406,000 in the first nine months of 2000 after recognizing a net loss of $1,545,000 in 1999. Current liabilities exceed current assets by approximately $2,315,000 at September 30, 2000 and the Company has a shareholders' deficit of $444,183 at September 30, 2000. Currently, the Company's two line of credit agreements with two banks expire on January 21 and January 31, 2001 respectively. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The Company has improved its gross profit margin by 2% over the first nine months of 2000 compared to the same period in 1999. Based on the improved margin and scheduled shipments for the fourth quarter, the Company anticipates a return to profitable operations by the end of the year.

NOTE 4. ACCOUNTING STANDARDS
----------------------------

The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and 101B in December 1999, March 2000, and June 2000, respectively. These bulletins summarize certain of the Commission's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe that the implementation of these bulletins will have an impact on the Company's financial statements and disclosures.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedges accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 for the Company. This team has been implementing an SFAS 133 compliant risk management information system, educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001.

SFAS 133 as amended by SFAS 138, is not expected to have a material impact on our results of operations, financial position or cash flow.

NOTE 5. BANK AGREEMENT
----------------------

Currently, the Company's two line of credit agreements with two banks expire on January 21 and January 31, 2001 respectively. One credit agreement is with a bank to borrow with no restrictions up to $500,000 on a revolving basis, expiring on January 21, 2001. The other agreement is with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions which expired on October 31, 2000 but which was extended to January 31, 2001. All borrowings under the bank lines of credit are classified as a current liability.

NOTE 6. ACQUISITION
-------------------

Management has signed a letter of intent with Royal Precision, Inc. for the acquisition of the Company. Under the terms of the transaction, PH Group shareholders would receive $1.00 worth of Royal Precision common stock for each share of PH Group stock they own. The letter of intent with Royal Precision is non-binding on both parties and subject to due diligence, final negotiations, approval by both companies' Board of Directors, and the approval of PH Group shareholders. If the Company is acquired by Royal Precision, it will become a wholly owned subsidiary of Royal Precision.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   PH GROUP INC.
                                  BALANCE SHEETS

                                                         2000             1999
                                                     SEPTEMBER 30        DEC. 31
ASSETS                                                (UNAUDITED)
------                                               ------------      -----------
Current Assets
--------------
Cash                                                  $     8,292      $     9,958
Accounts Receivable                                     1,935,145        1,925,504
Federal and State Income Tax Receivables                     --            200,836
Inventories                                             3,379,831        2,394,389
Other Current Assets                                      157,134          139,701
                                                      -----------      -----------

    Total Current Assets                                5,480,402        4,670,388
                                                      -----------      -----------

Property and Equipment, at cost
-------------------------------
    Office Equipment                                      793,168          964,897
    Manufacturing Equipment                             1,422,917        1,419,351
    Leasehold Improvements                                683,909          455,509
    Vehicles                                              107,518          125,271
                                                      -----------      -----------
                                                        3,007,512        2,965,028
    Less: Accumulated Depreciation & Amortization      (1,537,425)      (1,525,002)
                                                      -----------      -----------

Net Property and Equipment                              1,470,087        1,440,026
                                                      -----------      -----------

Other Non-Current Assets
------------------------
Land Held for Investment                                   20,570           20,570
Goodwill, net                                           1,075,426        1,106,792
Other Noncurrent Assets, Net                              237,224          189,258
                                                      -----------      -----------
    Total Other Non-Current Assets                      1,333,220        1,316,620
                                                      -----------      -----------

TOTAL ASSETS                                          $ 8,283,709      $ 7,427,034
                                                      ===========      ===========

See notes to the interim unaudited financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                      PH GROUP INC.
                                      BALANCE SHEETS

                                                                2000             1999
                                                            SEPTEMBER 30        DEC. 31
LIABILITIES                                                  (UNAUDITED)
-----------                                                 ------------      -----------
Current Liabilities
-------------------
Accounts Payable                                             $ 1,980,765      $ 1,837,364
Current Portion of Debt                                        2,981,965        3,280,226
Accrued Expenses                                                 102,469          373,641
Customer Deposits                                              2,730,055        1,234,336
                                                             -----------      -----------

    Total Current Liabilities                                  7,795,254        6,725,567
                                                             -----------      -----------

Noncurrent Liabilities
----------------------
Long-Term Debt (less current portion)                            634,721          467,920
Deferred Compensation                                             10,417           17,083
                                                             -----------      -----------

    Total Noncurrent Liabilities                                 645,138          485,003
                                                             -----------      -----------

    Total Liabilities                                          8,440,392        7,210,570
                                                             -----------      -----------

Common Stock Subject to Repurchase, 150,000
shares issued, 118,750 shares outstanding at
September 30, 2000; 93,750 at December 31, 1999                  287,500          262,500
                                                             -----------      -----------

Shareholders' Equity (Deficit)
------------------------------
Common Stock, with no par value, authorized 10,000,000
shares; issued and outstanding at stated value
(2000 - 1,629,727; 1999 - 1,593,345)                              12,890           12,757
Additional Paid-In Capital                                     1,505,673        1,498,854
Treasury Stock, at cost (2000 - 30 shares; 1999 - 1,500)            (470)          (1,831)
Accumulated Deficit                                           (1,962,276)      (1,555,816)
                                                             -----------      -----------

Total Shareholders' Equity (Deficit)                            (444,183)         (46,036)
                                                             -----------      -----------


TOTAL LIABILITIES AND EQUITY                                 $ 8,283,709      $ 7,427,034
                                                             ===========      ===========

See notes to the interim unaudited financial statements.

                              PART I - FINANCIAL INFORMATION

                               ITEM 1. FINANCIAL STATEMENTS

                                            PH GROUP, INC.
                                       STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                        THREE MONTHS ENDED SEPT. 30       NINE MONTHS ENDED SEPT. 30
                                           2000             1999             2000             1999
                                        ----------       ----------       ----------       ----------
NET SALES                               $1,717,867       $1,763,130       $7,206,073       $8,644,642
---------

Cost of Goods Sold                       1,348,428        1,167,139        5,033,699        6,221,941
                                        ----------       ----------       ----------       ----------

Gross Margin                               369,439          595,991        2,172,374        2,422,701

Selling, General and
and Administrative Expense                 698,288          789,553        2,442,106        2,381,066
                                        ----------       ----------       ----------       ----------

Income From Operations                    (328,849)        (193,562)        (269,732)          41,635
                                        ----------       ----------       ----------       ----------

Other Income (Expense)
    Interest Expense                      (113,832)         (72,035)        (321,621)        (234,430)
    Other, Net                              17,662            7,698          184,890           30,103
                                        ----------       ----------       ----------       ----------

Total Other Income (Expense)               (96,170)         (64,337)        (136,731)        (204,327)
                                        ----------       ----------       ----------       ----------

Income Before Income Taxes                (425,019)        (257,899)        (406,463)        (162,692)


Provision for Taxes                           --            (65,000)            --            (55,000)

                                        ----------       ----------       ----------       ----------
NET INCOME                              $ (425,019)      $ (192,899)      $ (406,463)      $ (107,692)
----------                              ==========       ==========       ==========       ==========

NET LOSS PER SHARE:
  Basic Earnings per Share              $    (0.26)      $    (0.12)      $    (0.25)      $    (0.07)
                                        ==========       ==========       ==========       ==========

  Diluted Earnings per Share            $    (0.26)      $    (0.12)      $    (0.25)      $    (0.07)
                                        ==========       ==========       ==========       ==========

Weighted Average Shares Outstanding

  Basic                                  1,609,039        1,620,441        1,612,925        1,582,134
  Diluted                                1,609,039        1,620,441        1,612,925        1,582,134

See notes to the interim unaudited financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                         PH GROUP, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                     2000             1999
                                                                 -----------      -----------
Cash Flow From Operating Activities
  Net Loss                                                       $  (406,463)     $  (107,692)
  Adjustments to Reconcile Net Income to
    Net Cash Provided:
    Depreciation and Amortization                                    299,006          316,862
    (Gain)Loss on Sale of Property and Equipment                      (4,130)           2,486

 Changes in Assets and Liabilities Affecting Cash Flows from
   Operating Activities, Exclusive of Acquisitions:
   Accounts Receivable                                                (9,641)       2,002,423
   Inventory                                                        (985,442)       1,480,552
   Other Current Assets                                              (17,433)        (218,140)
   Other Non Current Assets                                          (20,447)        (127,860)
   Accounts Payable                                                  143,401         (765,444)
   Income Taxes                                                      200,836           18,487
   Accrued Expenses                                                 (271,172)        (329,353)
   Customer Deposits                                               1,495,719         (161,874)
   Deferred Compensation                                              (6,666)           4,706
                                                                 -----------      -----------

Net Cash Provided By Operating Activities                            417,568        2,115,153
                                                                 -----------      -----------

Cash Flows from Investing Activities
    Proceeds from Sale of Assets                                       8,152              775
    Acquisition of Vertech Systems, Inc.                                             (160,527)
    Capital Expenditures for Property and Equipment                 (231,964)         (49,990)
                                                                 -----------      -----------

Net Cash Used In Investing Activities                               (223,812)        (209,742)
                                                                 -----------      -----------

Cash Flows from Financing Activities
    Payments of Debt Obligations                                  (2,332,538)      (6,297,800)
    Proceeds from Debt Obligations                                 2,128,803        4,464,438
    Proceeds from resale of Treasury Stock                             1,000
    Proceeds from issuance of Common Stock                             7,313            5,303
                                                                 -----------      -----------

Net Cash Used In Financing Activities                               (195,422)      (1,828,059)
                                                                 -----------      -----------

Net Increase in Cash                                                  (1,666)          77,352
Cash, Beginning of Period                                              9,958            5,862
                                                                 -----------      -----------

CASH, END OF PERIOD                                              $     8,292      $    83,214
-------------------                                              ===========      ===========

PH Group Inc. paid $ 297,771 in cash for interest in 2000 and $220,690 in 1999. PH Group, Inc. paid $ -0- in cash for income tax expenses in 2000 and $2,800 in 1999.

See notes to the interim unaudited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES
Net sales for the third quarter of 2000 totaled $1.7 million, a 2.6% decrease from the same period in 1999. The drop in sales was attributed to a delay in shipment of one press that is valued at $760 thousand. The press was completed, but had not finished its runoff, delaying shipment to the fourth quarter.

Quotations for new orders and placement of new orders have declined over the past two quarters. To offset the decline in orders for hydraulic presses, the company is preparing a new product offering to be introduced the first quarter of 2001. In addition to the launch of a new product, the company is seeking to broaden its distribution channels through new independent sales reps.

To further assist sales, the Company has been focusing on increasing sales of its Trueblood product line. Sales of these machines dropped significantly last in the past year due to lack of promotion of the product line. Starting in the fourth quarter, senior management has made it a priority to increase the sales of this product to offset a drop in hydraulic press orders.

The Company's backlog of orders at the end of the third quarter of 2000 is $6.1 million, compared to $4.8 million in the same period of 1999.

GROSS MARGIN
Gross margins in the third quarter 2000 decreased to 21.5% compared to 33.8% for the same period in 1999. The decline in margins is due to a number of factors, including sales of five stock machines from Finished Goods Inventory. These units were sold at breakeven in an effort to reduce inventory and generate cash. Cost overruns on the installation of a die wash system for the Navistar order also contributed to lower hydraulic press margins.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses decreased in the third quarter of 2000 to $698 thousand or 40.6% of net sales. This compares to the same period in 1999 when SG& A expenses were $790 thousand or 44.8% of net sales. The decrease in sales commissions from $98 thousand to $39 thousand in the third quarter of 2000 was the major difference. Marketing Service fees decreased $21 thousand in the third quarter of 2000 compared to the same period of 1999 as the Company terminated an agreement with its sales and marketing consultant.

INTEREST EXPENSE
Interest expense in the third quarter 2000 was 58.0% higher, or $42 thousand greater than the same period in 1999. Interest rate increases by the Fed and continued reliance on debt to operate the business have led to the increase.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES
Net sales for the first nine months of 2000 totaled $7.2 million, a 16.6% decrease from the same period in 1999. A $760 thousand hydraulic press was completely assembled at the end of September. However, programming the operating controls was not completed, which delayed the shipment and thus no revenue could be recognized. The Company is investigating the adoption of percentage of completion accounting on the larger presses. This would permit more closely matching revenue recognition with the expenses incurred on these large jobs.

The company anticipates sales in excess of $4.0 million in the fourth quarter. Should the company meet its sales target, revenue will exceed $11.0 million for the fiscal year.

GROSS MARGIN
Gross margin for the first nine months of 2000 are 30.1%, compared to 28.0% in the same period of 1999. Improved margins on the large presses (25.4% in 2000 versus 13.5% in 1999) are the primary reason for this increase.

The improved margins have many contributing factors, such as: reduced material cost as a percent of sales, elimination of material handling cost due to the installation of the new overhead crane, addition of a new senior manufacturing executive, new quotation process procedures on complex presses.

Total cost of labor has decreased by 15.6% or $131 thousand in the nine months ended September 30, 2000 compared with the same period in 1999 as improvements in labor scheduling and material handling have been made.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the 2000 period have increased $61 thousand or 2.6% over the comparable 1999 amount. Sales related expenses (commissions, trade-shows, and advertising) increased $46 thousand in 2000. This increase is primarily due to the Company's participation at two plastic injection molding trade shows. As a direct result of these shows, the Company sold three machines for a value of $200 thousand. Legal and accounting fees have increased $12 thousand in the current period compared to 1999. Amortization and depreciation expenses increased $11 thousand in 2000 compared to 1999. This is due primarily to the recording of additional goodwill related to the acquisition of Vertech Systems.

As a percent of sales, SG&A represented 33.9% in the first nine months of 2000 compared to 27.5% in the same period of 1999. If the company is successful in meeting its fourth quarter shipment target, SG&A, as a percent of sales, will decline below 28%.

INTEREST EXPENSE
Interest expense in the first nine months of 2000 was 37.2% higher, or $87 thousand greater than the same period in 1999. Heavy reliance on debt to provide working capital, and increases in the Fed interest rate has resulted in the higher interest expense.

OTHER INCOME
The Company was granted a settlement award from Wayne County, Michigan in the condemnation of the St. Lawrence facility. The Company expects to receive $150 thousand after legal fees and costs have been deducted. This net amount was recognized in the second quarter.

INCOME TAXES
For the nine months ended September 30, 2000 no tax provision (benefit) has been accrued, compared to $55 thousand tax benefit accrued 1999. The Company has available operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards expire in the year 2013.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

The Company has signed a letter of intent to be acquired by Royal Precision, Inc. Under the terms of the transaction, PH Group shareholders would receive $1.00 worth of Royal Precision common stock for each share of PH Group stock they own. The letter of intent with Royal Precision is non-binding on both parties and subject to due diligence, final negotiations, approval by both companies' Board of Directors, and the approval of PH Group shareholders. If the Company is acquired by Royal Precision, it will become a wholly owned subsidiary of Royal Precision.

Cash provided by operations in 2000 totaled $418 thousand. Major factors contributing to this result were the increases in customer deposits of $1,496 thousand, decreased income tax receivable of $201 thousand, and increased accounts payable of $143 thousand. The net loss of $406 thousand, increases in inventory of $985 thousand, and decreased accrued expenses of $271 offset these.

Investing activities used $224 thousand of cash flow. This was for the capital addition of a new 30-ton overhead crane system for the new building.

Financing activities used $195 thousand of cash flow. This was primarily due to payments made on outstanding debt, and the reduction of the revolving line of credit balances.

In addition to the settlement award discussed in Other Income of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company will receive a portion of the condemnation award granted to St. Lawrence Hydraulics, Inc. by Wayne County, Michigan. Negotiations to buy back shares of Company stock subject to put options, and to satisfy the remaining obligations under the contingent earnout provision of the St. Lawrence acquisition agreement are ongoing. The Company anticipated resolution of these matters by the end of the third quarter of 2000. Legal issues of St. Lawrence Hydraulics, Inc. have pushed the settlement into late 2000 or early 2001. The anticipated settlement, if concluded, will positively impact the Company's financial position.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
         On September 28, 2000 PH Group Inc. granted an option to acquire 500,000 shares of PH Group common stock to Royal Precision, Inc. at an exercise price of $0.50 per share. This grant is in connection with the execution of signing a letter of intent of Royal Precision to purchase PH Group.

Item 3.  Defaults Upon Senior Securities
         Currently, the Company's two line of credit agreements with two banks expire on January 21 and January 31, 2001 respectively. One credit agreement is with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions which expired on October 31, 2000 but which has extended to January 31, 2001. All borrowings under the bank line of credit are classified as a current liability.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits: See Exhibit Index

   (b)      Reports on Form 8-K:
            On October 4, 2000 a Form 8-K was filed, the result of the signing of a letter of intent to be acquired by the Royal Precision, Inc.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PH Group Inc.,
                                               an Ohio Corporation

Date:  November 14, 2000                       By: \s\ Charles T. Sherman
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