Form 10KSB
period 2000-12-31
PH GROUP INC
filed 2001-04-02
CIK 35305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended: December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the transition period from           to
                                   ---------    ----------

                         Commission file number: 0-8115


                                 PH GROUP INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             OHIO                                31-0737351
- ---------------------------------             -------------------
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

  241 CityGate Drive, Columbus, Ohio                 43219
- -----------------------------------------   ------------------------------
     Principal Executive Offices)                 (Zip Code)


                                 (614) 416-7250
             ------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:


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

         Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $13,027,504.

         The aggregate market value of Common Shares held by non-affiliates of the Registrant on March 26, 2001 was $72,883.

         The number of Common Shares outstanding on March 26, 2001 was
1,981,148.

         The following document has been incorporated by reference into this Form 10-KSB:

              Document                                 Part of Form 10-KSB
              --------                                 -------------------
Registrant's Proxy Statement for its                         Part III
2001 Annual Meeting of Shareholders to
be held on June 4, 2001

Transitional Small Business Disclosure Format (check one)
         Yes                        No        X
                 ------                     ------


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

As of October 31, 1996, PH Hydraulics & Automation, Inc., the sole subsidiary of the Company, was merged into the Company.

On April 30, 1997, the Company purchased the operating assets of St. Lawrence Press, a division of St. Lawrence, Inc., for a price of approximately $1.3 million. The purchase agreement contains a contingent earnout component where the purchase price is subject to future increases based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one year is $200,000 and the minimum is $50,000. A $124,196 liability has been included on the financial statements for the present value of the minimum annual contingent earnout payments with a corresponding increase in the cost of the purchase price.

The acquisition was funded with cash, the assumption of liabilities, notes payable, and restricted common stock which is subject to a repurchase agreement. St. Lawrence presses are generally larger hydraulic presses that range up to 5,000 tons.

On April 1, 1999 the Company purchased substantially all of the assets of Vertech Systems, LLC (seller), a Delaware limited liability company with operations in Houston, Texas. The Company purchased, among other things, all of the Seller's licenses and permits, deposits, inventory, equipment, accounts receivable and purchase orders including all work in progress. Under the Agreement, Seller licensed to the Company certain intangible assets, relating to the Business including all of Seller's trademarks, trade names, trade secrets, corporate names, designs, patents and other intellectual property related to the Business. As consideration for the sale and purchase of the assets and the license of the intangible assets, the Company delivered a promissory note, assumed certain contractual obligations of the Seller including certain trade payables, and issued 75,000 common shares PH Group Inc. (25,000 shares being restricted for two years with a put price of $1 per share), and a royalty provision based on future sales of Vertech products of up to 10% of sales, reduced by certain expenses incurred by the Company such as warranty. See Item 5.

The Company rebounded in 2000 by posting a net income of approximately $98,000 after reporting a net loss of approximately $1,545,000 in 1999. The Company improved its margins by 2.5% of sales in 2000 by increasing efficiencies in its manufacturing process and implementing various cost savings plans. Current liabilities exceed current assets by approximately $1,893,000 at December 31, 2000, an improvement of $162,000 from the previous year. The Company returned to a shareholders' equity position of $68,035 at December 31, 2000. Management continues to seek additional equity investors and amendments to its existing bank agreements to provide the Company long-term debt financing. The Company's largest line of credit agreement expired on February 5, 2001. As of March 28, 2001 the Company continues to negotiate an extension of the line of credit. The Company's other line of credit has been renegotiated through October 21, 2001. In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Although, management believes the actions being taken have improved the Company's operating and financial requirements that have enabled the Company to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business, this cannot be assured.

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

The following table shows the Company's sales by category within the machine tool industry for the years 2000, 1999, and 1998.

- ----------------------------------------------------------------------------------------------------------
                              2000                         1999                             1998
                     ----------------------------- ------------------------------ -----------------------
                     Dollars       Percent         Dollars      Percent            Dollars        Percent
- ----------------------------------------------------------------------------------------------------------

Machine Tools       12,594,783      96.7          9,351,612       95.3            13,036,460        97.3
- ----------------------------------------------------------------------------------------------------------
Repair Parts           202,301       1.6            287,564        2.9               262,062         2.0
- ----------------------------------------------------------------------------------------------------------
Repair Service         230,420       1.7            176,443        1.8                95,835          .7
- ----------------------------------------------------------------------------------------------------------
Total               13,027,504       100          9,815,619        100            13,394,357         100
- ----------------------------------------------------------------------------------------------------------

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

BACKLOG

Backlog at December 31, 2000 was approximately $2,349,000, all of which is expected to be completed in 2001. Backlog at December 31, 1999 was approximately $6,849,000 all of which shipped in 2000.

COMPETITION

The Company's two hydraulic press lines face different competition based on the size of the press. The Company believes that, because of its wide product range and customer base, it is in a unique position to gain market share for both product lines. The Company's smaller hydraulic presses, sold under the PH Hydraulics name, ranging from 1 to 300 tons, have competition from four to six small companies. These presses, especially less than 50 tons, are sold on the basis of price and delivery time. The larger presses, sold under the St. Lawrence Press name have competition from significantly larger companies. The competitive factors for sales of the larger hydraulic presses are technical and engineering design, delivery, as well as price. Management believes that, because of the unique combination of two well-regarded product lines, it could gain market share. Both product lines have excellent reputations for performance, quality and engineering design.


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

EMPLOYEES

As of December 31, 2000, the Company had 54 employees, all of whom were full time.

SIGNIFICANT CUSTOMERS

In 2000, two of the Company's customers accounted for 22.5% of total revenues and 44% of the accounts receivable balance. No other customer accounted for more than 10% of sales. In 1999, one of the Company's customers accounted for 14% of sales and 6% of the accounts receivable balance.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $288 thousand and $349 thousand for the years ended December 31, 2000 and 1999, respectively. Capital expenditures consist of equipment to manufacture parts, material handling equipment, computers and office furniture and fixtures.

Research and development costs of $4 thousand were expensed during 2000. In 1999 research and development costs were $108 thousand.

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

The Company owns land in Franklin County, Ohio recorded on the Company's books at $20,570. The land is held for investment and no plans exist to develop the parcel.

The Company leased manufacturing and office space at 12500 South Wayne Road, Romulus, Michigan, containing approximately 20,000 square feet. The original lease term is May 1, 1997 through April 30, 2002 at a monthly rental of $14,850. A portion of the space was subleased for $2,400 per month. The Company had the right to cancel its lease in April 1999, which was exercised. The Wayne
County Airport Authority has issued an order of condemnation on the property due to airport expansion. The Company vacated the property in early 1999.
In June 2000, the Company negotiated a settlement with representatives of Wayne County, Michigan relating to the closing of the Company's former Michigan facility. The Company expects to receive approximately $150,000 (net of expenses) of which $115,000 was received in 2000.

The Company believes that the premises leased by it are well maintained, in good operating condition, and are suitable for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently a party, nor is any of its property subject to, any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by the Company to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a.   MARKET INFORMATION

The Company's Common Shares are traded over the counter. The price of the Company's Common Shares is found on the Electronic Bulletin Board. The range of high and low bids for the Registrant's Common Shares for each quarter during its past two fiscal years is as follows:


         Year                  Quarter                High                  Low
         ----                  -------                ----                  ---
         2000                  4th                   $0.69                  $0.06
                               3rd                    1.25                   0.31
                               2nd                    1.25                   0.50
                               1st                    0.88                   0.13
         1999                  4th                    0.88                   0.38
                               3rd                    1.25                   0.38
                               2nd                    1.63                   1.25
                               1st                    2.38                   1.25

- ------

The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

In conjunction with the Vertech Systems, LLC asset acquisition, the Company agreed to issue 75,000 shares of common stock. These securities have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold except in compliance therewith. Twenty five thousand (25,000) of these shares are subject to a repurchase agreement and were issued as of December 31 ,2000. The Company has guaranteed the value of these shares by providing the holders with a put option of $1.00 per share following the holder's minimum 2 year holding period of the shares.

         b.   HOLDERS

As of December 31, 2000, there were approximately 837 record holders of the Company's Common Shares.

         c.   DIVIDENDS

The Company did not pay cash dividends in 2000 or 1999. Bank lending agreements contain restrictions against cash dividend payments unless certain financial covenants are met.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to (a) the strength of the U.S. economy in general; (b) the ability to improve processes and business practices to keep pace with economic, competitive and technological environments; (c) the ability to increase market share and control expenses; (d) acquisitions and the ability to successfully integrate their operations; (e) the ability to raise additional capital through stock issuances and (f) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

(a.) Not applicable.

(b.) Management's Disscussion and Analysis of Financial Condition and Results of
     Operation.

2000 COMPARED WITH 1999
The Company rebounded in 2000 by posting a net income of approximately $98,000 after reporting a net loss of approximately $1,545,000 in 1999. The Company improved its margins by 2.5% in 2000 by increasing efficiencies in its manufacturing process and implementing various cost savings plans. The company's loss in 1999 was primarily due to investment in building a modern production facility, adding a 30-ton crane, moving expenses and write-off of leasehold improvements of old facility. The company plans to take advantage of its new building and its previous investment of the St. Lawrence product line to become a major producer of large and complex hydraulic presses. In addition to allowing the company to build large presses, the new building has assisted in improving production efficiencies and improving cycle time. The company generated $482 thousand in positive cash (net income plus noncash expenses) in 2000 compared to a cash deficit of $1,098,000 in 1999.

NET SALES
The Company generates revenues from three sources: hydraulic press equipment sales, plastic injection molding equipment sales and the sale of parts and service. Sales for the year 2000 totaled $13.0 million, a 32.7% increase compared to the same period in 1999. Large hydraulic presses were responsible for the increase in sales. During the year two orders for $2.5 million represented 19.2% of sales. As sales of larger presses increase the company may experience significant orders in one year, and not be able to replace the orders the following year. To counter what may be significant swings in sales, the company will be introducing a new line of standard, low tonnage hydraulic presses in the second quarter of 2001. The company has hired a highly respected national sales manager for its hydraulic press line. It is anticipated that the addition of the sales manager plus the new product introduction will act as a buffer to large swings in sales of large hydraulic presses.

The Company entered 2000 with a $6.8 million backlog of orders. The company's ending backlog of orders was $2.4 million that will ship in 2001. This level of backlog is significantly less than the last two years. Orders for capital equipment started declining early in the year. The company's drop in orders ran parallel to the overall industry. However, the company has a large number of outstanding quotations that it believes will materialize into orders by mid second quarter. Should the quotations materialize into orders by mid June, the company will have a significant surge in new orders.

GROSS MARGIN
Gross Margin as a percent of sales improved significantly in 2000 to 27.4% compared to 24.9% the previous year. The Company's move to its new facility with its increased crane capacity has allowed for the reduction in material handling required on the larger jobs as compared to the previous facility. The company located a number of new vendor sources for its fabrication and machining needs. Previously the company purchased steel, fabrication, and machining services separately. The company now requires one-stop vendors who provide all of these services themselves reducing costs and improving lead times. The company's material costs as a percent of sales increased to 56.3% during the year due to more outsourcing of functions that were performed in-house. This compared to 52.7% in 1999. While material costs increased over the previous year, labor costs decreased from 10.9% of sales in 1999 to 7.2% in 2000. Increased labor efficiency paid off for the company. As sales increased by 32%, actual labor dollars decreased by $130 thousand.

The company successfully used its new manufacturing facility and initiated a new purchasing program to increase gross profit by over 3% compared to the previous year.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the year 2000 decreased $455 thousand or 12.4% over the comparable 1999 costs.

The company was able to reduce SG&A expenses despite a 32% increase in sales. Salaries decreased by $83 thousand as the company consolidated positions and narrowed its business focus on hydraulic presses and reduced the personnel associated with the Vertech acquisition. In addition, the company eliminated an off-site employee in Detroit. The first six months of the year salaries averaged $113 thousand per month, the last six months of 2000 salaries averaged $100 thousand per month.

Commission expense dropped from $428 thousand or 4.4% of sales in 1999 to $404 thousand or 3.1% of sales in the current period. As the sales of the more complex presses increase, the company has decided that it will do most of the selling direct, paying finder fees rather than commission to sales representatives. The Company has also decided to increase in-house sales personnel rather than using sales reps in certain key sales areas. This strategy will serve to reduce commission at a greater rate than adding of salaries and other related expenses.

During the year the company had $245 thousand in legal, consulting and audit expenses compared to $229 thousand in 1999. On three separate occasions during the year the company discussed possible mergers and/or sale of the company. It is estimated that over $110 thousand of the 2000 expenses were a result of these discussions. These expenses are found in both SG&A and Other Expenses on the Statement of Operations.

In 1999 the company acquired Vertech and fully assimilated the move from Houston to Columbus. These expenses were not repeated in 2000 resulting in a drop of $70 thousand in employment related expenses related to Vertech employees and a reduction of $30 thousand in travel expense to Houston.

Noncash expenses decreased in 2000 by $25 thousand compared to 1999. Most of this is attributable to the full amortization of leased computer equipment.

Advertising and promotion expenses increased by $98 thousand as the Company increased spending in media advertising and increased participation in trade shows, especially related to injection molding. The participation in the plastic related trade shows helped generate $1.0 million in new orders.

INTEREST EXPENSE
Interest expense increased substantially in 2000 compared to the previous year. Interest expense in 1999 was $314 thousand and in 2000 interest expense increased to $428 thousand. The increases were due to additional borrowings by the Company due to working capital needs brought on by the increased business levels, and also the numerous increases in the bank borrowing rate during the year.

Other income included $150 thousand from the negotiated settlement with representatives of Wayne County, Michigan relating to the closing of the Company's former Michigan facility. In addition the Company recognized two insurance settlements relating to accidents in the transportation of equipment. The aggregate net amount of the settlements was $36 thousand.

INCOME TAXES
For the year 2000 no income tax expense of has been recognized, compared with a $43 thousand expense the previous year. Although a net income was incurred for the year, loss carry- forwards exist to more than cover any federal tax exposure.

1999 COMPARED WITH 1998
The Company incurred net losses of approximately $1,545,000 and $491,000 in 1999 and 1998, respectively. In addition, current liabilities exceed current assets by approximately $2,055,000 at December 31, 1999 and the Company has a shareholders' deficit of $46,036 at December 31, 1999.

NET SALES
The Company generates revenues from three sources: hydraulic press equipment sales, plastic injection molding equipment sales and the sale of parts and service. Sales in the last four months of the year were negatively impacted by the relocation to the new manufacturing facility. Sales for the year 1999 totaled $9.8 million, a 26.7% decrease from the same period in 1998. Hydraulic press sales for 1999 decreased by 28.4% to $7.3 million. Plastic injection molding sales decreased 27.7% for the year to $2.1 million. Parts and service revenues increased 29.6% to $464 thousand. The Company entered 1999 with a $5.3 million backlog of orders. The year 1999 ended with a backlog of orders of $6.8 million that will ship in 2000.

New orders for hydraulic presses increased 3.8% in 1999, to $9.7 million. Orders for plastic injection molding machines declined 72.2% to $2.3 million. Parts and service orders increased by 45.2% to $484 thousand during 1999.

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

SELLING, GENERAL AND ADMINISTRATIVE
SG&A expenses for the year 1999 decreased $335 thousand or 8.4% over the comparable 1998 costs. Additionally, one-time moving expenses of $134 thousand were recognized during 1999. Excluding the moving expenses, SG &A expenses would have been reduced $469 thousand, or 11.7%.

As a percent of sales, SG&A represents 37.4% in 1999 compared to 29.9% in 1998. Wages paid decreased by $130 thousand in 1999 as compared to 1998. Staff reductions and management pay cuts attributed to most of this decline. Bonus payments were eliminated in 1999, saving $21 thousand. Related taxes and benefits decreased $48 thousand in the period.

Advertising and promotion expenses were reduced by $97 thousand as the Company scaled back participation in trade shows and advertising.

Professional services declined by $102 thousand in 1999. Fees related to SEC filings decreased $82 thousand. In 1998 filings were required due to the split of the Company's common shares, in addition to the creation of the stock option plan. These filings were prepared by outside legal counsel, and had no comparable charge in the current year. Audit fees were reduced $35 thousand in the period.

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

INTEREST EXPENSE
Interest expense for the Year 1999 was 10.0%, or $29 thousand greater than the same period in 1998. The Company increased borrowings under its line of credit primarily to finance the Vertech acquisition, consolidate operations into one facility, and to fund capital requirements. Additional debt was incurred in the acquisition of the Vertech product line.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses. These cash requirements have historically been met through a combination of cash flow from operations, and bank lines of credit. The company had positive cash of $482 thousand compared to a cash deficit of $1,098,000 in 1999.

Cash used in operations in 2000 totaled $79,000, despite net income of $98,000 for the year. This resulted primarily from increases in accounts receivable of $1,849,000 and decreases in customer deposits of $754,000. This was favorably offset by the reduction of inventory of $1,322,000, accounts payable increases of $423,000, while depreciation and amortization provided an additional $385,000. The changes in accounts receivable, accounts payable and inventory were the result of the large volume of shipments in the last quarter of the year. The customer deposits reflect the reduction in backlog at year-end.

Investing activities used $214,000 in cash flow. This was primarily the result of building improvements at the CityGate facility, including the acquisition of an overhead crane.

Financing activities provided $335,000 of net positive cash flow. The cash flow was primarily due to additional borrowings on bank debt of $318,000.

At December 31, 2000, the Company continues to finance its operations through its vendors and bank debt. The company enjoys generally positive relations with its vendors who continue to provide material to the company on favorable terms. The company has signed a contract with National Securities to both make a market in its stock and act as a financial advisor.

INCOME TAXES
The balance sheets at December 31, 2000 and 1999 contained no deferred tax assets or liabilities. A full valuation allowance has been recorded, eliminating any deferred tax benefit. The valuation allowance relates primarily to the net operating and capital loss carry forward. Reference is made to Notes to Financial Statements for an analysis and explanation of the current and deferred provision ( benefit ) for income taxes in 2000 and 1999.

INFLATION
Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

YEAR 2000 COMPLIANCE
As of the date of the filing of this annual report on Form 10-K, the Company has not experienced any Year 2000 problems, either internally or with third party vendors or customers. Although the Company is not aware of any Year 2000 problems experienced by its third party vendors and does not expect that its operations will be affected by any Year 2000 problems in the future, there can be no assurance that the Company's operations will not be affected by Year 2000 problems.

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

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Opinion Number 140 with regards to Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The opinion is effective for transactions occurring after March 31, 2001. It is anticipated that this new pronouncement will not have an impact on the Company's financial statements.

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


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company, and the related notes, together with the report of GBQ Partners LLP dated March 16, 2001, are set forth at pages F-1 through F-23 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective November 29, 2000, the Board of Directors of PH Group Inc. (the "Company") agreed to discontinue the relationship with the accounting firm of Deloitte & Touche LLP, which had served as independent public accountants for the Company from July 21, 1998 to and until November 29, 2000. The Company appointed the accounting firm of GBQ Partners LLP to serve as independent public accountants for the Company effective December 1, 2000.

The reports of Deloitte & Touche LLP on the financial statements for the fiscal year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and no reports were qualified or modified as to uncertainty, audit scope or accounting principles. The reports of Deloitte & Touche LLP on the financial statements for the fiscal year ended December 31, 1999 contained no adverse opinion or disclaimer of opinion. However, the 1999 report was modified to include a paragraph regarding the uncertainty related to the Company's ability to continue as a going concern.

There have been no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the fiscal years ended December 31, 1998, and December 31, 1999, or in the interim period of January 1,2000 through November 29, 2000, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the Registrant's directors and executive officers is set forth at "ELECTION OF DIRECTORS", and the information required by Item 405 of Regulation S-B is set forth at "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held June 4, 2001, to be filed with the Securities and Exchange Commission (the "2001 Proxy Statement"), which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

       2.2. First Amendment of Aemeded And Restated Asset Purchase Agreement between the Company and Vertech Systems, LLC dated October 26, 1999 (incorporated by reference to Exhibit 1.2 of the Company's Report Form 8-K filed April 15, 1999, and Form 8-K/a filed June 15, 1999 ; Commission File No. 0-8115).

       3. ARTICLES OF INCORPORATION AND CODE OF REGULATIONS.

       3.1. Certificate of Amendment by Shareholders to the Article of Incorporation of PH Group Inc. as filed with the Ohio Secretary of State on April 30, 1998 (adopting Amended and Restated Articles of Incorporation). (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10 - KSB for the period ended December 31, 1998; Commission File No. 0-8115.)*

       10. MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

       10.1. Fifth Modification Agreement between the Company and FIRSTAR BANK, N.A. dated November 16, 2000.

       10.2. Renewal of Revolving Note between the Company and Fifth Third Bank dated January 21, 2001.

       10.3. First Amendment to Employment Agreement between the Company and Charles T. Sherman dated August 30, 1999 (incorporated by reference to
Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115). *

       10.4. Building Lease between the Company and Parker Industrial, L.L.C., dated September 15, 1998 (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

       10.5. First Amendment To Lease Agreement between the Company and Parker Industrial, L.L.C., dated December 23, 1998 (incorporated by reference to
Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

       10.6. 10.6 PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

       16. CERTIFYING ACCOUNTANT (incorporated by reference on Form 8-K, filed July 21, 1998: Commission File No. 0-8115).

       23.   CONSENT OF EXPERTS.

       23.1. Consent of GBQ Partners LLP

       23.2  Consent of Deloitte & Touche LLP

       24.   POWERS OF ATTORNEY.

       24.1. Powers of Attorney.

      24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

      (b) REPORTS ON FORM 8-K.

Form 8-K was filed, the result of the signing of a letter of intent to be acquired by the Royal Precision, Inc., filing date October 4, 2000 (incorporated by reference Commission File No. 0-8115). *

Form 8-K was filed, the result of Change in Certifying Accountant, filing date December 5, 2000 (incorporated by reference Commission File No. 0-8115). *

Form 8-KA was filed, the result of Change in Certifying Accountant, filing date December 11, 2000 (incorporated by reference Commission File No. 0-8115). *

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2001
                                               PH GROUP INC.
                                               (the "Registrant")

                                               By:  /s/ CHARLES T. SHERMAN
                                                  ------------------------------
                                                  Charles T. Sherman, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 27th day of March, 2001.

          SIGNATURE                                          TITLE
          ---------                                          -----

/s/ CHARLES T. SHERMAN                     Director, President,
- - -------------------------------------    Chief Executive Officer
         Charles T. Sherman                (principal executive officer)

KENNETH P. FURLONG*                        Treasurer (principal accounting
- --------------------------------------     officer)
       Kenneth P. Furlong

MICHAEL W. GARDNER*                        Director, Senior Vice President
- --------------------------------------
         Michael W. Gardner

BOB BINSKY*                                Director
- --------------------------------------
             Bob Binsky

TERRY L. SANBORN*                          Director
- - -------------------------------------
          Terry L. Sanborn


* Charles T. Sherman, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

             *By:  /s/ CHARLES T. SHERMAN
                   -------------------------------------------
                      Charles T. Sherman, Attorney-in-fact

                                 PH GROUP, INC.


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999

C O N T E N T S
- ---------------


                                                                          Page

INDEPENDENT AUDITORS' REPORT                                                  3

FINANCIAL STATEMENTS

   BALANCE SHEETS                                                             4

   STATEMENTS OF OPERATION                                                    6

   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                               7

   STATEMENTS OF CASH FLOWS                                                   8

   NOTES TO FINANCIAL STATEMENTS                                             10

To the Stockholders
PH Group, Inc.
Columbus, Ohio

INDEPENDENT AUDITORS' REPORT
- ----------------------------

        We have audited the accompanying balance sheet of PH Group, Inc. as of December 31, 2000, and the related statements of operation, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PH Group, Inc. as of December 31, 1999 were audited by other auditors whose report dated June 14, 2000, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in the footnotes to the financial statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of PH Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has suffered recurring losses from operations in prior years and has a net capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in the footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBQ Partners LLP
Columbus, Ohio
March 16, 2001

                                 PH GROUP, INC.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

=============================================================================================================

                         ASSETS

                                                                            2000                    1999
                                                                        -----------               ---------

CURRENT ASSETS
Cash                                                                   $    52,402              $     9,958
Accounts receivable, net                                                 3,734,596                1,925,504
Income tax receivable                                                                               200,836
Inventories, net                                                         1,093,125                2,394,389
Other assets                                                                92,545                  139,701
                                                                       -----------              -----------
Total current assets                                                     4,972,668                4,670,388
                                                                       -----------              -----------
PROPERTY AND EQUIPMENT
Office equipment                                                           807,239                  964,897
Manufacturing equipment                                                  1,421,707                1,419,351
Leasehold improvements                                                     690,172                  455,509
Vehicles                                                                   107,518                  125,271
                                                                       -----------              -----------
Total property and equipment                                             3,026,636                2,965,028
                                                                       -----------              -----------
Less accumulated depreciation and amortization                          (1,583,072)              (1,525,002)
                                                                       -----------              -----------
Property and equipment, net                                              1,443,564                1,440,026
                                                                       -----------              -----------
OTHER ASSETS
Goodwill, net                                                              982,213                  921,230
Other assets, net                                                          380,555                  395,390
                                                                       -----------              -----------
Total other assets                                                       1,362,768                1,316,620
                                                                       -----------              -----------
TOTAL ASSETS                                                           $ 7,779,000              $ 7,427,034
                                                                       ===========              -----------

    The accompanying notes are an integral part of the financial statements

=============================================================================================================

       LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                            2000                    1999
                                                                        -----------               ---------

CURRENT LIABILITIES
Checks issued in excess of bank balance                                $   182,064              $    -
Accounts payable                                                         2,259,937                1,837,364
Lines of credit                                                          2,918,170                2,339,716
Current portion of long-term debt                                          607,000                  940,510
Accrued expenses                                                           417,823                  373,641
Customer deposits                                                          480,364                1,234,336
                                                                       -----------              -----------
Total current liabilities                                                6,865,358                6,725,567
                                                                       -----------              -----------
LONG-TERM LIABILITIES                                                      558,107                  485,003
                                                                       -----------              -----------
Total liabilities                                                        7,423,465                7,210,570
                                                                       -----------              -----------

COMMON STOCK SUBJECT TO REPURCHASE
118,750 and 93,750 shares issued and outstanding,
Respectively, at redemption value                                          287,500                  262,500

STOCKHOLDERS' DEFICIT
Common stock, at stated value, .008 per share,
authorized 10,000,000 shares                                                13,180                   12,757
Additional paid-in capital                                               1,513,134                1,498,854
Treasury stock, at cost (1,500 shares)                                        -                 (     1,831)
Retained deficit                                                       ( 1,458,279)             ( 1,555,816)
                                                                       -----------              -----------
Total stockholders' earnings (deficit)                                      68,035              (    46,036)
                                                                       -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 7,779,000              $ 7,427,034
                                                                       ===========              ===========


The accompanying notes are an integral part of the financial statements.

                                 PH GROUP, INC.

                            STATEMENTS OF OPERATION

                 For the Years Ended December 31, 2000 and 1999

=======================================================================================================

                                                                      2000                     1999
                                                                  -----------               -----------

Sales                                                             $13,027,504               $ 9,815,619

Cost of sales                                                       9,454,396                 7,371,676
                                                                  -----------               -----------

Gross profit                                                        3,573,108                 2,443,943

Selling, general and administrative expenses                        3,216,826                 3,671,585
                                                                  -----------               -----------

Operating income (loss)                                               356,282                (1,227,642)
                                                                  -----------               -----------
Other income (expense)
Interest expense                                                     (428,049)                 (314,199)
Equity raising expense                                                (25,783)                     --
Other                                                                 195,087                    39,705
                                                                  -----------               -----------
Total other income (expense)                                         (258,745)                 (274,494)
                                                                  -----------               -----------
Income (loss) before provision for income taxes                        97,537                (1,502,136)
                                                                  -----------               -----------
Provision (benefit) for income taxes
Current                                                               (44,000)                 (430,800)
Deferred                                                               44,000                   473,800
                                                                  -----------               -----------
Total provision (benefit) for income taxes                                                       43,000
                                                                  -----------               -----------
Net income (loss)                                                 $    97,537               $(1,545,136)
                                                                  ===========               ===========
Per Share Data:
  Basic earnings (loss) per share                                 $      0.06               $     (0.96)

  Diluted earnings (loss) per share                               $      0.05               $     (0.96)

Weighted average shares outstanding:

  Basic                                                             1,612,578                 1,611,515

  Diluted                                                           1,724,485                 1,611,515

The accompanying notes are an integral part of the financial statements.

                                  PH GROUP INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 2000 and 1999


                                                                             PH GROUP INC.


                                                      STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                          For the Years Ended December 31, 2000 and 1999
                                       Outstanding
                                         Common
                                         Stock
                                      ---------------------------
                                         Shares                    Additional                                      Total
                                       Outstanding                   Paid-in       Treasury       Retained     Stockholders'
                                       and Issued        Amount      Capital         Stock         Deficit    Equity(Deficit)
                                      --------------------------------------------------------------------------------------
BALANCES, AS PREVIOUSLY
REPORTED, DECEMBER 31, 1998             1,519,846         12,157     1,403,321          --          (10,680)     1,404,798
                                      ------------------------------------------------------------------------------------

Issuance of stock                          74,999            600        95,533          --             --           96,133

1,500 shares repurchased                   (1,500)          --            --          (1,831)          --           (1,831)

Net loss                                     --             --            --            --       (1,545,136)    (1,545,136)
                                      ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999           1,593,345         12,757     1,498,854        (1,831)    (1,555,816)       (46,036)

Issuance of stock                          52,934            423        14,280          --             --           14,703

1,500 treasury shares cancelled             1,500           --            --           1,831           --            1,831

Net income                                   --             --            --            --           97,537         97,537
                                      ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000           1,647,779         13,180     1,513,134          --       (1,458,279)        68,035
                                     =====================================================================================




    The accompanying notes are an integral part of the financial statements.

                                           PH GROUP, INC.

                                      STATEMENTS OF CASH FLOWS

                           For the Years Ended December 31, 2000 and 1999

===============================================================================

                                                                                               2000               1999
                                                                                           -----------         -----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                                 $    97,537         $(1,545,136)
                                                                                           -----------         -----------
         Adjustments to reconcile net income (loss) to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                                         384,835             447,359
         Bad debt expense                                                                       40,000                --
         Provision for loss reserve for inventory obsolescence                                 (21,105)             26,208
         Deferred income taxes                                                                    --               473,800
         Loss on disposal of property and equipment                                               --                43,054
         (Increase) decrease in assets:
         Accounts receivable                                                                (1,849,092)          2,126,610
         Income tax receivable                                                                 200,836             (43,190)
         Inventories                                                                         1,322,369             621,688
         Other current assets                                                                  (28,125)              2,976
         Other noncurrent assets                                                               (49,672)             34,997
         Increase (decrease) in liabilities:
         Checks issued in excess of bank balance                                               182,064                --
         Accounts payable                                                                      422,573            (548,227)
         Accrued expenses                                                                      (26,816)            (86,616)
         Customer deposits                                                                    (753,972)            182,688
                                                                                           -----------         -----------
         Total adjustments                                                                    (176,105)          3,281,347
                                                                                           -----------         -----------

         Net cash (used in) provided by operating activities                                   (78,568)          1,736,211
                                                                                           -----------         -----------


         CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property and equipment                                           11,700              32,558
         Acquisition of patents costs                                                           (3,765)               --
         Net assets of business acquired                                                       (21,354)           (218,711)
         Capital expenditures for property and equipment                                      (271,080)           (348,957)
         Repayments from (loans to) related parties                                             70,929             (57,417)
                                                                                           -----------         -----------
         Net cash used in investing activities                                                (213,570)           (592,527)
                                                                                           -----------         -----------


                                                                                           -----------         -----------
         CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings on (payments on) debt obligations                                      318,048                --
         Principal payments on debt obligations                                                   --            (6,989,989)
         Proceeds from debt obligations                                                           --             5,520,099
         Proceeds from issuance of common stock                                                 14,703              27,133
         Proceeds from (payment for) treasury stock                                              1,831              (1,831)
                                                                                           -----------         -----------
         Net cash provided by (used in) financing activities                                   334,582          (1,139,588)
                                                                                           -----------         -----------

         Increase in cash                                                                       42,444               4,096
         Cash at beginning of year                                                               9,958               5,862
                                                                                           -----------         -----------

         Cash at end of year                                                               $    52,402         $     9,958
                                                                                           ===========         ===========


         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid during the year for:
         Interest                                                                          $   395,891         $   314,199
         Income taxes                                                                             --                12,317


         SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

         Issuance of common stock for net assets acquired                                  $    25,000         $    69,000
         Assumption of liabilities for net assets acquired                                        --               812,128


Nature and Scope of Business

         PH Group Inc., an Ohio Corporation, is the product of the merger of several companies, the oldest of which was incorporated in 1906. The primary operations of the Company are the manufacturing and marketing of a line of hydraulic presses and injection molding equipment under the names PH Hydraulics, St. Lawrence Press and Trueblood. The principal market area of these product lines is North America.

Summary of Significant Accounting Policies

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as shown in the accompanying financial statements; The Company had net income of $97,537 in 2000, but had incurred net losses of approximately $1,545,000 in 1999. In addition, current liabilities exceed current assets by approximately $1,893,000 at December 31, 2000 as a result of $3,525,000 of bank financing being shown as a current liability due to the fact that the bank will not extend longer maturity terms. The Company also has a retained deficit of $(1,458,279) and total stockholders' equity of $68,035 at December 31, 2000. Management continues to seek additional equity investors and has entered into an agreement with a financial advisory and consulting firm to advise it with respect to its financing needs. Additionally, the company has been in discussion with its banks and has been able to obtain extensions of existing credit terms for periods through October of 2001. The Company seeks to continue to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating expenses. Accordingly, management believes the actions being taken to improve the Company's operating and financial position will enable the Company to continue its profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

         The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis, to comply with the terms of financing agreements it negotiates with financial institutions, to obtain additional financial or refinancing as may be required and maintain profitability.

ESTIMATES

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

BUSINESS SEGMENTS

The Company is managed in one operating segment, the manufacturer of equipment for the machine tool industry. Within its one operating segment, the Company recognizes revenue by Machine Tools and Repair Parts and Services. The following is supplemental information on net sales by product group:


                                                           2000                      1999
                                                       -----------               -----------
         Machine Tools                                 $12,594,783               $ 9,351,612
         Repair Parts and Services                         432,721                   464,007
                                                       -----------               -----------

           Total                                       $13,027,504               $ 9,815,619
                                                       ===========               ===========


INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Impairment and changes in market value are evaluated on a per item basis. If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on inventory levels, future sales forecasts and management's determination.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures, equipment, and rental equipment are depreciated over lives ranging from three to twenty years. Leasehold improvements are depreciated over the shorter of the lease term or useful life of the improvement. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

The Company leases certain equipment under capital lease agreements with a cost and accumulated amortization of $40,742 and $10,252, respectively, at December 31, 2000. Depreciation expense, which includes the amortization of assets held under capital leases, was $257,074 and $322,313 for 2000 and 1999, respectively.

Summary of Significant Accounting Policies

         CONCENTRATIONS OF CREDIT RISK

         A significant portion of the Company's business activity is with customers directly or indirectly related to the automotive industry. Two customers accounted for approximately 22.5% of total revenues and one customer represented 14% of total revenues in 2000 and 1999, respectively. Two customers accounted for 44.0% of the accounts receivable balance and one customer accounted for 6.0% of the accounts receivable balance at December 31, 2000 and 1999, respectively. Two vendors supplied 35.4% of the company's materials and inventory. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing on-going credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

         GOODWILL

         Goodwill is shown net of accumulated amortization of $369,911 and $293,542, as of December 31, 2000 and 1999, respectively, which is calculated using the straight-line method ranging from 6 to 15 years. The amortization expense for 2000 and 1999 was $76,369 and $86,181, respectively.

         OTHER ASSETS

         Included in other assets are noncompetition and consulting agreements with costs of $146,555 at December 31, 2000 and 1999. These agreements are being amortized using the straight-line method over the lives of the agreements, which range from 32 to 116 months. The amortization expense was $30,389 in 2000 and 1999, respectively. Accumulated amortization at December 31, 2000 and 1999 was $129,747 and $99,358, respectively.

         Also included in other assets are patents with costs of $209,222 and $205,457 at December 31, 2000 and 1999. These patents are being amortized using the straight-line method over 15 years. The amortization expense was $21,003 and $8,476 in 2000 and 1999, respectively. Accumulated amortization at December 31, 2000 and 1999 was $29,934 and $8,931, respectively.

         REVENUE RECOGNITION

Revenue from equipment sales and the related costs of sales are recognized when products are completed, and accepted for shipment by the customer, and all costs are incurred or subject to reasonable estimates. Advance payments from customers prior to completion are reported as customer deposits.

        WARRANTY

         The Company generally provides a warranty against defects in its products for periods ranging from one to two years. A liability for estimated warranty costs is recognized on current sales. The Company has determined the estimate based on the historical relationship of actual warranty costs to sales revenue.

         ADVERTISING

         The Company expenses advertising costs as incurred. Advertising costs relate primarily to product brochures, industry magazines and trade shows. Advertising expenses were approximately $199,393 and $101,000 in 2000 and 1999, respectively.

         RESEARCH AND DEVELOPMENT

         The Company expenses research and development costs as incurred. Research and development expenses were approximately $4,200 and $108,000 in 2000 and 1999, respectively.

         STATEMENTS OF CASH FLOWS

         For the purpose of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

         EARNINGS PER SHARE (EPS)

         Basic earnings per share amounts (EPS) are computed based on the weighted average number of common shares outstanding. No adjustments to net income or net loss were required for purposes of computing diluted per share amounts.



                                               For the year ended:

                                                 December 31, 2000                             December 31, 1999
                                                                         Per                                         Per
                                        Net Income       Shares         Share       Net loss          Shares        Share
                                        (Numerator)   (Denominator)    Amount     (Numerator)     (Denominator)     Amount
BASIC EPS
Income from continuing
Operations and before the
Cumulative effect of the
Change in accounting
Principle, available to
Common stockholders                    $    97,537       1,612,578     $0.06      $(1,545,136)       1,611,515     ($0.96)

Effect of dilutive securities,
Warrants and options                          --           111,907     $(0.01)           --               --        --

Diluted EPS
Income from continuing
Operations and before the
Cumulative effect of the
Change in accounting
Principle, available to
Common stockholders                    $    96,537       1,724,485     $0.05      $(1,545,136)       1,611,515     ($0.96)
                                       ===========     ===========     =====      ===========      ===========     -----


The following table sets forth potential shares of common stock that are not included in the diluted net loss per share of common stock calculation because to do so would be antidilutive for the years indicated:

                                                                                  2000                    1999
                                                                              ----------                --------
                              Stock options                                      --                     $247,000
                              Restricted stock subject to put options            --                       93,750
                                                                                                        --------

                               Total                                             N/A                    $340,750
                                                                                 ===                    ========



Inventories

        Inventories are comprised of the following at December 31:



                                                                              2000             1999
                                                                          -----------        -----------

                               Raw materials                              $   814,596        $   672,073
                               Work in process                                159,424          1,425,584
                               Finished and work-in-process goods             149,216            347,948
                                                                          -----------        -----------
                                                                            1,123,236          2,445,605
                               Reserve for inventories                        (30,111)           (51,216)
                                                                          -----------        -----------
                               obsolescence

                                Inventories, net                          $ 1,093,125        $ 2,394,389
                                                                          ===========        ===========


LINES OF CREDIT

         At December 31, 2000, the Company had two line of credit agreements with banks. Under the primary bank agreement, the Company can borrow up to $2,476,000, subject to certain borrowing base restrictions. Interest is payable monthly at bank prime plus 3% (total of 12.50% at December 31, 2000). The agreement expired on February 5, 2001. The outstanding balance due was $2,424,866 at December 31, 2000. At December 31, 2000, the Company was in violation of certain debt covenants regarding the following; tangible net worth, debt to tangible net worth ratio, defined cash flow coverage ratio and annual capital expenditures.

         Under the second line of credit agreement, the Company can borrow up to $500,000. Interest is payable monthly at bank prime plus 3% (total of 12.50% at December 31, 2000). The outstanding balance due was $493,304 at December 31, 2000 and was secured by virtually all assets of the Company. The agreement expired on January 21, 2001. The bank has granted the Company a 270-day extension until October 21, 2001.

LONG-TERM DEBT


                                                                                            2000                        1999
                                                                                      ----------------              ----------

                   Term loan payable to bank at interest rate of 8.07%,
                   secured; monthly payments of $25,000 and $50,000 were due and paid on January 31 and February 28, 2000, respectively. The
                   term loan is cross-collateralized with the line of credit.          $    446,147               $    692,576



                                                                                      2000          1999
                                                                                  -----------   -----------

                 Other installment notes at interest rates ranging from 5%
                   to 11.25%, secured by certain vehicles and manufacturing
                   equipment, requiring monthly principal and interest payments
                   with various maturities through October 2002                       679,919       679,246

                 Capital lease obligations at interest rates ranging from
                   7% to 13%, secured by computer equipment requiring monthly
                   principal and interest payments through July 2004                   28,000        36,608

                 The Company maintains a deferred compensation plan for
                   key employees. The employee must remain employed for 10 years with the Company to vest in the compensation. The Company is making annual payments on an annuity to reserve the assets for the key employee. The Company has recorded an offsetting asset to this liability in the other assets of the balance sheet. The deferred compensation will be due in October 2006

                                                                                       11,041        17,083
                                                                                  -----------   -----------

                           Total                                                    1,165,107     1,425,513

                       Less current portion                                          (607,000)     (940,510)
                                                                                  -----------   -----------

                       Long-term portion                                          $   558,107   $   485,003
                                                                                  ===========   ===========

      Maturities of debt at December 31, 2000 are as follows:

                2001                 $   607,000
                2002                     133,191
                2003                     292,681
                2004                      32,522
                2005                      32,450
                Thereafter                67,263
                                     -----------

                Total                $ 1,165,107
                                     ===========


                                   (Continued)

 INCOME TAXES

      Components of the provision (benefit) for income taxes are as follows:

                                                                            2000             1999
                                                                         ---------         ---------
                              Current:
                                Federal                                  $ (44,000)        $(430,800)
                                State and local                               --                --
                                                                         ---------         ---------
                                                                         $ (44,000)        $(430,800)
                                                                         =========         =========
                               Deferred:
                                Federal                                  $  39,000         $ 479,100
                                State and local                              5,000            (5,300)
                                                                         ---------         ---------
                                                                         $  44,000         $ 473,800
                                                                         =========         =========




         A reconciliation of the income tax provision (benefit) based on the federal statutory income tax rate of 34% to the Company's income tax provision (benefit) is as follows:

         Components of the provision (benefit) for income taxes are as follows:

                                                                                    2000                1999
                                                                                 ---------           ---------

           Provision (benefit) at federal statutory rate                         $  33,000           $(510,700)
           State and local tax expense (benefit), net
              of federal effect                                                      4,000              (3,500)
           (Decrease) increase in valuation allowance                              (44,000)            562,000
           Permanent differences                                                     4,000              (4,800)
           Surtax and other rate differences                                         3,000                --
                                                                                 ---------           ---------
           Provision (benefit) for income taxes                                  $    --             $  43,000
                                                                                 =========           =========









                                  (Continued)

         Deferred tax assets (liabilities) consist of the following:


                                                                                            2000                  1999
                                                                                         ---------             ---------

           Current assets:
            Accrued liabilities                                                          $  25,000             $  80,900
            Inventory                                                                       35,000                90,500
            Bad debt allowance                                                              18,000                13,000
                                                                                         ---------             ---------

             Total current assets                                                           78,000               184,400
                                                                                         ---------             ---------

           Noncurrent assets (liability):
            Property, plant and equipment                                                  (98,000)              (95,535)
            Net operating loss carryforward                                                436,000               320,100
            Goodwill                                                                        22,000                22,700
            Capital loss carryforward                                                       76,000                49,300
            Accrued liabilities                                                             54,000               107,400
            Other                                                                            4,000                27,635
                                                                                         ---------             ---------

             Total noncurrent assets (liability)                                           494,000               431,600
                                                                                         ---------             ---------

             Total deferred tax asset                                                      572,000               616,000

             Less valuation allowance                                                     (572,000)             (616,000)
                                                                                         ---------             ---------

             Total deferred tax asset " net                                              $    --               $    --
                                                                                         =========             =========


         At December 31, 2000, the Company had approximately $1,284,000 of net operating loss carryforwards for federal income tax purposes expiring in 2013 and approximately $190,000 in capital loss carryforwards expiring in 2003.

OPERATING LEASES

         The Company leases its office and manufacturing space under an operating lease. The initial lease term is through September 2014. The Company has the option to renew the lease for two additional terms of five years (option periods). The rent for the first option period shall be 106% of the previous year's annual rent and the rent for the second option period shall also be 106% of the previous year's annual rent. The Company also has a right of first offer for purchase of the building as well as a right to 20% of the net proceeds of the building upon sale.

                                  (Continued)

         The Company also leases equipment under operating leases. Minimum future rental payments for the above noncancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are as follows:

                                2001            $   299,212
                                2002                297,484
                                2003                293,940
                                2004                297,890
                                2005                291,810
                             Thereafter           2,557,467
                                                 ----------

                                Total            $4,037,803
                                                 ==========

         Rental expense under all operating leases was approximately $275,292 in 2000 and $293,000 in 1999, respectively.

STOCK OPTIONS

         The Company has a fixed Director's Stock Option Plan. Under this plan, the Company can grant up to 6,250 options per newly elected director. The maximum term of the options is 10 years and they become fully vested at the end of two years. Directors, who held their position before May 1996, could receive up to 25,000 options, which were fully vested upon receipt, and expire in the year 2005. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant.

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

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options issued under the plan since the exercise price of

                                  (Continued)
         the options was equal to the market value of the shares at the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123, Accounting For Stock - Based Compensation, the Company's net income (loss) and net income (loss) per share would change as indicated below.


                                                                                        2000                     1999
                                                                                        ----                     ----
           Net income (loss):
                  As reported                                                      $     97,537            $  (1,545,136)
                  Pro forma                                                        $     70,049            $  (1,625,124)

           Basic earnings (loss) per share:

                  As reported                                                       $      0.06            $       (0.96)
                  Pro forma                                                         $      0.04            $       (1.01)

           Diluted earning (loss) per share:

                  As reported                                                       $      0.05            $       (0.96)
                  Pro forma                                                         $      0.04            $       (1.01)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:



                                                          2000                      1999
                                                     -------------               ----------


          Dividend yield                                  0                          0
          Expected volatility                             N/A                        94%
          Risk-free interest rates                        N/A                        5.12%
          Expected lives                                  N/A                        10 years






                                  (Continued)

         The following table summarizes stock option activity:


                                                                            2000                           1999
                                                               ---------------------------      ----------------------------
                                                                                 WEIGHTED                         Weighted
                                                                                 AVERAGE                          Average
                                                                 NUMBER          EXERCISE         Number          Exercise
                                                               OF OPTIONS         PRICE         of Options         Price
                                                               ---------       ----------       ----------       ----------

                 Outstanding at beginning of year                247,000       $     1.51        205,300       $     1.57
                 Granted                                            --               --           45,000             1.38
                 Exercised                                          --               --             (600)            3.06
                 Forfeited or expired                            (15,000)           (2.05)        (2,700)            2.00
                                                                --------       ----------       --------       ----------


                 Outstanding at end of year                      232,000       $     1.97        247,000       $     1.51
                                                                ========       ==========       ========       ==========

                 Exercisable at end of year                      224,375       $     1.46        213,000       $     1.48
                                                                ========       ==========       ========       ==========

                 Weighted average fair value
                  of options granted during the                     --         $     --           45,000       $     1.23
                  year

                 Options available for grant                      96,750                          89,450
                                                                ========                      ==========





         The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:





                                              Options Outstanding                                      Options Exercisable
                                          ---------------------------                                ------------------------
                                                             Weighted               Weighted                        Weighted
                                                              Average                Average                         Average
                       Range of              Number          Exercise              Contractual         Number       Exercise
                   Exercise Prices        of Options           Price               Life (Years)       of Options        Price
                   ---------------        -----------         -------             ------------       -----------       -----

                         $.80                96,250            $0.80                    2.2             96,250        $0.80
                    $1.20 to $1.50           86,250             1.31                    5.5             80,625         1.31
                    $2.10 to $3.06           40,500             3.03                    6.1             40,000         3.03
                        $3.25                 9,000             3.25                    7.3              7,500         3.25
                                          ---------                                                    -------
                                            232,000                                                    224,375
                                            =======                                                    =======



                                  (Continued)

TRANSACTIONS WITH RELATED PARTIES

    In 2000 and 1999 fees of $14,480 and $16,000, respectively, were paid to a director for services provided to the Company.

    In December 1996 the Company agreed to lend $59,000 to an entity owned by certain shareholders. The outstanding balance was $47,200 at December 31, 1999. Interest was computed on the outstanding principal amount at the bank borrowing rate plus 1.25%.

    In 2000, $17,336 was paid down on the outstanding note. On April 1, 2000 new promissory notes were signed, with the remaining balance assumed by three owners of the entity referenced in the above paragraph. Interest is computed on the outstanding principal amount at the bank borrowing rate plus 3.00%. The remaining balance on these notes is due on April 1, 2001.


PROFIT SHARING PLAN

    The Company sponsors a profit-sharing plan covering employees completing at least six months of service, working at least 1,000 annual hours, and having attained the age of 21. Contributions to the Plan are made at the discretion of the Board of Directors. Employees have an option to make voluntary contributions to the Plan under the provisions of Internal Revenue Code 401(k). There was no employer contribution made to the Plan in 2000 or 1999.

BUSINESS COMBINATION

    On April 30, 1997, the Company acquired certain net assets of the St. Lawrence Press Company in a business combination accounted for as a purchase. The purchase agreement contains a contingent earn out component where the purchase price is subject to future increases. The increases are based on 5% of gross sales in excess of an annual specified level ($2.5 million in the first two years and $3 million in the last two years) for eligible products in each of the four years following the purchase date. The maximum earn out for any one-year is $200,000 and the minimum is $50,000. A $124,196 liability has been included in the balance sheets for the present value of the minimum annual contingent earn out payments with a corresponding increase in the cost of the purchase price.

    On April 1, 1999, the Company acquired certain net assets of Vertech Systems, LLC in a business combination accounted for as a purchase. The acquired business is engaged in the design, manufacturing and marketing of vertical injection molding equipment. The results of operations of the acquired business are included in the financial statements from the date of acquisition. The approximate $1,000,000 purchase price, including acquisition costs, exceeded the value of the net tangible assets acquired by $484,391. The excess amount was allocated entirely to goodwill and patents and is being amortized over 15 years.


                                   (Continued)

    The purchase agreement, as amended, contains a contingent earn out component where the purchase price is subject to future increase. The increases are based on 5% of Vertech machines "EBIT" for the years 1999 through 2004. "EBIT" as defined in the agreement is gross revenues less production costs, overhead allocation, travel and commission expense, royalty expense, and defective inventory, warranty, and collections deductions. At December 31, 2000 and 1999, there was no contingent earned out liability included in the financial statements and there was no payment due for 1999.

    The purchase agreement, as amended, also provides for two separate royalty payments. The first royalty payment is based on 5% and 2.5% of gross revenues of Vertech machines for the years 1999 through 2003 and 2004 through 2008, respectively. The second royalty payment is based on 5% of gross revenue of Vertech machines. While there is no expiration date on this royalty payment, the maximum amount payable for this royalty is $350,000 plus 10% interest, with interest retroactive to April 1, 1999. A liability of $22,346 and $9,900 for 2000 and 1999, respectively, has been included in the balance sheets representing the total royalty payments due under the above agreement.

    The acquisition was funded with cash, the assumption of certain liabilities, notes payable, and 75,000 shares of common stock.

    The following financial information presents the proforma effect of the acquisition on the historical results of operations for the years ended December 31, 1999 as if the transactions occurred on January 1, 1999:


                                                             1999
                                                          ------------
          Net sales                                       $ 10,034,350
          Net loss                                          (1,610,244)

          Basic and diluted net loss per share                   (1.00)


COMMON SHARES SUBJECT TO REPURCHASE

    In conjunction with the St. Lawrence Press asset acquisition discussed in Business Combination note, the Company issued 125,000 shares of common stock, which are subject to a repurchase agreement. The issued shares are subject to restrictions on their transfer and voting rights. The Company has guaranteed the value of these shares by providing the holders four separate put rights which can require the Company to redeem these shares as follows:
    31,250 shares on April 30, 1998 at $1.60 per share; 31,250 shares on April 30, 1999 at $2.40 per share; 31,250 shares on April 30, 2000 at $2.80 per share; and 31,250 shares on April 30, 2001 at $3.20 per share. Each separate put option is not exercisable until the dates shown above and expires one year from this vesting date. The holders are required to attempt to sell the shares in the market at a price equal to or greater than the minimum share price for 90 days prior to requiring the Company to redeem them.


                                   (Continued)

    On the date issued, there was no significant difference between the estimated fair value of the common shares subject to repurchase and the future mandatory redemption amounts.

    No put options were exercised on the first installment at April 30, 1998, as stockholders sold 31,250 shares in the market. However, the holders did not exercise their put options that were due on April 30, 1999 and 2000.

    In conjunction with the Vertech Systems, LLC asset acquisition discussed in Business Combination note, the Company agreed to issue 25,000 shares of common stock, which are subject to a repurchase agreement. The Company has guaranteed the value of these shares by providing the holders with a put option of $1.00 per share following the holder's minimum two year holding period of the shares. These shares were issued during 2000.


CONTINGENCIES

    At December 31, 2000, the Company is a party to various legal matters, which have arisen, in the ordinary course of business. Such matters did not have a material adverse effect on the current year's results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's future financial position, results of operations, or cash flows.


                                   (Continued)

SUBSEQUENT EVENTS


                        Settlement Agreement and Release

The agreement was entered into on January 31, 2001 between the Company and a former employee. The Company shall pay the former employee $90,000 over the next twelve months. In return, the Company shall receive all outstanding shares (18,225) owned by the former employee as well as all interest which the former employee has in Vertech, LLC. The agreement is the conclusion of claims against the Company by the former employee and claims against the former employee by the Company.

    FINANCIAL ADVISORY AND CONSULTING AGREEMENT

    The agreement was entered into on March 15, 2001 between the Company and National Securities Corporation. The Company retains the Consultant for consulting advice to the Company relating to financial and similar matters. The agreement is for twelve months costing $1,500 per month. Upon execution of the agreement the Company issued to National, 150,000 common stock purchase warrants exercisable for a period of five (5) years; with exercise prices as follows: 50,000 at $0.50; 50,000 at $1.50; and 50,000 at $3.00.

EXHIBIT INDEX


                                                                    Page in
                                                                    Sequentially
                                                                    Numbered
Exhibit No.                       Description                       Copy
- -----------                       -----------                       ----

2.1 Amendment to Asset Purchase Agreement between the Company and St. Lawrence Hydraulics, Inc. f/k/a St. Lawrence Press Company, Inc. dated September 22, 1999. (incorporated by reference to Exhibit 1 of the Company's Annual Report on Form 10 - KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

2.2 First Amendment of Aemeded And Restated Asset Purchase Agreement between the Company and Vertech Systems, LLC dated October 26, 1999. (incorporated by reference to Exhibit 1 of the Company's Annual Report on Form 10 - KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

3.1 Certificate of Amendment by Shareholders to the Article of Incorporation of PH Group Inc. as filed with the Ohio Secretary of State on April 30, 1998 (adopting Amended and Restated Articles of Incorporation). (incorporated by reference to Exhibit 3 of the Company;s Annual Report on Form 10-KSB for the poriod ended December 31, 1998; Commission File No. 0-8115).*

10.1 Fifth Modification Agreement between the Company and FIRSTAR BANK, N.A. dated November 16, 2000.

10.2 Renewal of Revolving Note between the Company and Fifth Third Bank dated January 21, 2001.

10.3. First Amendment to Employment Agreement between the Company and Charles T. Sherman dated August 30, 1999. (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10 - KSB for the period ended
      December 31, 1999; Commission File No. 0-8115).*

10.4. Building Lease between the Company and Parker Industrial, L.L.C., dated September 15, 1998 (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

10.5. First Amendment To Lease Agreement between the Company and Parker Industrial, L.L.C., dated December 23, 1998 (incorporated by reference to
      Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999; Commission File No. 0-8115).*

10.6. PH Group Inc. Employee Stock Purchase Plan (incorporated by reference to
      Exhibit 10 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997; Commission File No. 0-8115).*

16. CERTIFYING ACCOUNTANT (incorporated by reference on Form 8-K, filed July 21, 1998: Commission File No. 0-8115).*

23.1  Consent of GBQ Partners LLP

23.2  Consent of Deloitte & Touche LLP

24.1. Powers of Attorney.

24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.



*Incorporated by reference