Form 10QSB
period 2001-03-31
PH GROUP INC
filed 2001-05-15
CIK 35305

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

For the quarterly period ended March 31, 2001
---------------------------------------------

                                 PH GROUP, INC.
                       ----------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Ohio                Commission File No. 0-8115      31-0737351
-------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation)                                        Identification Number)

2241 CityGate Drive, Columbus, Ohio                  43219
----------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (614) 416-7250
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

(1)      YES  X            NO                (2)      YES  X            NO
            ------           -------                     ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,981,148 common shares, without par value, outstanding as of May 1, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the Company, and related notes dated March 31, 2001, are set forth at pages F-1 through F-4 attached hereto.

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

The accounting policies followed by PH Group Inc. (the Company), are set forth in the Notes to Financial Statements in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are necessary for a fair presentation of the result of operations and financial position for such periods. All such adjustments reflected in the interim financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 2000.

NOTE 2. PER SHARE INFORMATION
-----------------------------

For the three months ended:
                                            March 31, 2001                     March 31, 2000
                                 ----------------------------------   -----------------------------------
                                                               Per                                  Per
                                 Net Income      Shares       Share    Net loss       Shares       Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 -----------  -------------  ------   -----------  -------------   ------
BASIC EPS
Income (loss) from continuing
Operations and before the
Cumulative effect of the
Change in accounting
Principle, available to
Common stockholders                  $8,913     1,727,479     $0.01    $(262,762)   1,599,692     ($0.16)

Effect of diluted securities,
Warrants and options                      -       121,622         -            -            -          -

DILUTED EPS
Income (loss) from continuing
Operations and before the
Cumulative effect of the
Change in accounting
Principle, available to
Common stockholders                  $8,913     1,849,101     $0.01    $(262,762)   1,599,692     ($0.16)

NOTE 3. GOING CONCERN
---------------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as shown in the accompanying financial statements. The company had net income of approximately $9,000 in the first three months of 2001, after recognizing net income of approximately $98,000 in 2000. Current liabilities exceed current assets by approximately $1,900,000 at March 31, 2001 as a result of $2,876,000 of bank financing being shown as a current liability due to the fact that the bank will not extend longer maturity terms. The Company has a retained deficit of ($1,449,366) and total stockholders' equity of $65,211 at March 31, 2001. Management continues to seek additional equity investors and has entered into an agreement with a financial advisory and consulting firm to advise it with respect to its financing needs. Additionally, the company has been in discussion with its banks and has been able to obtain extensions of existing credit terms for periods through October of 2001. The Company seeks to continue to improve its margins in its manufacturing process and has implemented various cost savings plans to reduce operating expenses. Accordingly, management believes the actions being taken to improve the Company's operating and financial positions will enable the Company to continue its profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

NOTE 4. BANK AGREEMENTS
-----------------------
At March 31, 2001, the Company had two line of credit agreements with banks. Under the primary bank agreement, the Company can borrow up to $2,476,000, subject to certain borrowing base restrictions. Interest is payable monthly at bank prime plus 3%. The agreement expired on May 7, 2001. The outstanding balance due was $2,472,914 at March 31, 2001. The Company continues to have ongoing discussions with the bank regarding extensions of the notes, and is seeking long-term financing.

Under the second line of credit agreement, the Company can borrow up to $500,000. Interest is payable monthly at bank prime plus 3%. The entire $500,000 was available at March 31, 2001. Virtually all assets of the Company secure the loan. The agreement expires on October 21, 2001.

The Company settled an outstanding claim with a former employee during the quarter. The settlement involves a non-interest bearing note payable in the amount of $90,000. In exchange for this the Company will receive the common shares (18,225 shares) and ownership interest held in Vertech Systems, LLC held by the former employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2000
The Company generated $108 thousand in positive cash (net income plus noncash expenses) in the first quarter 2001 compared to a cash deficit of $164,000 in the same period of 2000. The close attention to reducing salary, general and administrative costs, plus the focus on improving manufacturing efficiencies resulted in a net income for the quarter of approximately $9,000. The profit on sales of $2.4 million indicates the company has reduced its breakeven point to approximately $10 million.

The industry's trade association, The Association for Manufacturing Technology
(AMT) reports that orders for machine tools are down 34% through February compared to the same time period last year. In line with the industry the company has experienced a significant reduction in new orders that will impact second and third quarter shipments. However, quoting activity for hydraulic presses has increased significantly in the first quarter. Based on increased quoting activity and the company's high conversion rate of quotes to orders, management believes that the company's backlog should start to increase late in the second quarter. Should the orders materialize, the company anticipates that it will record a large percentage of its annual shipments in the fourth quarter. In 2000 over 40% of the company's shipments were in the fourth quarter.

NET SALES
Net sales for the first quarter of 2001 totaled $2.4 million, compared to $2.0 million in the same period of 2000. This represents and 18.6% increase from the previous year. Hydraulic press sales accounted for $1.5 million in the first quarter 2001, compared to $1.8 in the first quarter of 2000. Injection molding equipment sold in the period totaling $862 thousand, compared to $69 thousand in 2000. An increased emphasis at the fourth quarter of 2000 to promote plastic injection molding sales paid dividends in the first quarter of 2001.

While new machinery orders decreased in the first quarter of 2001, quoting activity for hydraulic presses increased significantly in the quarter compared to the first quarter 2000.

GROSS MARGIN
Gross margins in the first quarter 2001 are 30.0% of sales, compared with 31.7% in the same period of 2000. Product mix accounts for most of the difference as manufacturing costs on the larger columnar presses generally are greater than the cost of the smaller c-frame presses. The small presses accounted for nearly 60% of sales in the quarter of 2000, compared with 11% in the current period.

Labor (defined here as direct, indirect and overtime) as a percent of net sales decreased significantly to 7.3% in the period, versus 12.2% in the first quarter 2000. Alternate vendor sources and improved efficiencies have led to the improvement. This is a continuation of a trend began in the last half of 2000.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, General and Administrative ("SG & A") expenses for the first quarter of 2001 have decreased $181,000 or 22.2% over the comparable 2000 amount. Selling expenses, which includes commissions paid to outside representatives, marketing and promotion has decreased $81,000 in the current quarter versus the same period of 2000. The in-house sales staff has increased a direct selling initiative that has lessened the reliance on outside sales reps, thus reducing commissions. Salary costs account for the other major portion of the change, having decreased $78,000. This is primarily due to the reduction of engineering, accounting and other support salaries, as the result of the decline in incoming orders.

As a percent of net sales, SG&A represented 26.2% in the first quarter 2001 compared to 39.9% in the first quarter 2000.

INTEREST EXPENSE
Interest expense in the first quarter 2001 was 10.4% or $11,000 greater than in the same period of 2000. Heavy reliance on available sources of debt has offset interest rate decreases by the Fed to result in the increase.

INCOME TAXES
For the period ended March 31, 2001 and 2000, no tax provision has been accrued due to the availability of loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations and bank lines of credit.

Cash provided in operations in the first quarter of 2001 totaled $307,000. Major factors contributing to this result was the net income of $9,000 and a decrease of accounts receivable of $1,371,000 due to the collection of accounts. Increases in inventory of $488,000 and a decrease in accounts payable of $410,000 resulted in major cash usage. Customer deposits decreased $108,000 in the quarter further using cash.

Financing activities used $274,000 of cash flow. This was primarily due to the pay down on the line of credit and bank term debt.

Investing activities used $71,000 of cash flow. This was primarily the result of the purchased interest in Vertech Systems LLC.

The Company generated $108 thousand in positive cash (net income plus noncash expenses) in the first quarter 2001 compared to a cash deficit of $164,000 in the same period of 2000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
         On February 28, 2001, the remaining shares of PH Group Inc. common stock available in the Employee Stock Plan were purchased by various employees at a cost of $.0625 per share. Approximately 181,000 shares were issued as part of this purchase.

Item 3.  Defaults Upon Senior Securities
         Currently, the Company's two line of credit agreements with two banks expire on May 7 and October 21, 2001 respectively. One credit agreement is with a bank to borrow up to $2,476,000, subject to certain borrowing base restrictions, which expires on May 7, 2001. At March 31, 2001, both parties had not signed the extension agreement. All borrowings under bank lines of credit totaling $2,473,000 at March 31, 2001 are classified as a current liability.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)                  Exhibits: Not applicable

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PH Group Inc.,
                                             an Ohio Corporation


Date:  May 11, 2001                          By: \s\ Charles T. Sherman
     ----------------------                      ----------------------
                                                     Charles T. Sherman
                                                     President

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                 BALANCE SHEETS

                                                                                       2001                   2000
                                                                                     MARCH 31               DEC. 31
                   ASSETS                                                          (UNAUDITED)
                                                                              ----------------------  -------------------
                   CURRENT ASSETS
                   Cash                                                                     $14,092              $52,402
                   Accounts Receivable                                                   $2,346,668           $3,734,596
                   Inventories                                                           $1,591,361           $1,093,125
                   Other Current Assets                                                     $82,312              $92,545
                                                                              ----------------------  -------------------

                         Total Current Assets                                            $4,034,433           $4,972,668
                                                                              ----------------------  -------------------

                   PROPERTY AND EQUIPMENT, AT COST
                         Office Equipment                                                  $760,830             $807,239
                         Manufacturing Equipment                                         $1,420,573           $1,421,707
                         Leasehold Improvements                                            $694,844             $690,172
                         Vehicles                                                          $107,518             $107,518
                                                                              ----------------------  -------------------
                                                                                         $2,983,765           $3,026,636
                         Less: Accumulated Depreciation & Amortization                  ($1,603,823)         ($1,583,072)
                                                                              ----------------------  -------------------

                   Net Property and Equipment                                            $1,379,942           $1,443,564
                                                                              ----------------------  -------------------

                   OTHER NON-CURRENT ASSETS
                   Goodwill, net                                                           $972,762             $982,213
                   Other Noncurrent Assets, Net                                            $435,891             $380,555
                                                                              ----------------------  -------------------

                         Total Other Non-Current Assets                                  $1,408,653           $1,362,768
                                                                              ----------------------  -------------------

                   TOTAL ASSETS                                                          $6,823,028           $7,779,000
                   ============================                               ======================  ===================

   The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                                 BALANCE SHEETS

                                                                                       2001                   2000
                                                                                     MARCH 31               DEC. 31
                   LIABILITIES                                                     (UNAUDITED)
                                                                              ----------------------  -------------------
                   CURRENT LIABILITIES
                   Checks issued in excess of bank balance                                  $80,413             $182,064
                   Accounts payable                                                      $1,936,427           $2,259,937
                   Current Portion of Debt                                               $3,285,219           $3,525,170
                   Accrued Expenses                                                        $260,154             $417,823
                   Customer Deposits                                                       $372,376             $480,364
                                                                              ----------------------  -------------------

                         Total Current Liabilities                                       $5,934,589           $6,865,358
                                                                              ----------------------  -------------------

                   NONCURRENT LIABILITIES
                   Long-Term Liabilities                                                   $535,728             $558,107
                                                                              ----------------------  -------------------

                         Total Noncurrent Liabilities                                      $535,728             $558,107
                                                                              ----------------------  -------------------

                         Total Liabilities                                               $6,470,317           $7,423,465
                                                                              ----------------------  -------------------

                   Common Stock Subject To Repurchase, 118,750
                   shares issued and outstanding at redemption
                   value                                                                  $ 287,500             $287,500
                                                                              ----------------------  -------------------

                   SHAREHOLDERS' EQUITY(DEFICIT)
                   Common Stock, at stated value, .008 per share,
                   authorized 10,000,000 shares                                             $14,751              $13,180
                   Additional Paid- In Capital                                           $1,499,826           $1,513,134
                   Accumulated Deficit                                                  ($1,449,366)         ($1,458,279)
                                                                              ----------------------  -------------------

                   Total Shareholders' Equity(Deficit)                                      $65,211              $68,035
                                                                              ----------------------  -------------------


                   TOTAL LIABILITIES AND SHAREHOLERS' DEFICIT                            $6,823,028           $7,779,000
                   ==========================================                 ======================  ===================


   The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                          2001                   2000
                                                                              ----------------------  -------------------
                   NET SALES                                                             $2,424,144           $2,043,740
                   ---------
                   Cost of Goods Sold                                                    $1,697,940           $1,396,781
                                                                              ----------------------  -------------------

                   Gross Margin                                                            $726,204             $646,959

                   Selling, General and
                   and Administrative Expense                                              $634,227             $814,746
                                                                              ----------------------  -------------------

                   Income(Loss) From Operations                                             $91,977            ($167,787)
                                                                              ----------------------  -------------------

                   Other Income (Expense)
                         Interest Expense                                                 ($111,525)           ($101,021)
                         Other, net                                                         $28,461               $6,046
                                                                              ----------------------  -------------------

                   Total Other (Expense)                                                   ($83,064)            ($94,975)
                                                                              ----------------------  -------------------

                   Income(Loss) Before Income Taxes                                         $ 8,913            ($262,762)


                   Provision for Income Taxes                                                    $0                   $0

                                                                              ----------------------  -------------------
                   NET INCOME(LOSS)                                                        $  8,913           $ (262,762)
                   ----------------                                           ======================  ===================

                   NET INCOME (LOSS) PER COMMON SHARE
                   Basic and Diluted Earnings(Loss) per Share                              $   0.01           $    (0.16)
                                                                              ======================  ===================

                   Weighted Average Shares Outstanding
                      Basic                                                               1,727,479            1,599,692
                      Diluted                                                             1,849,101            1,599,692


   The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  PH GROUP INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31
                                                                                       2001                   2000
                                                                              ----------------------  -------------------
                   Cash Flow From Operating Activities
                     Net Income(Loss)                                                      $  8,913           $ (262,762)
                     Adjustments to reconcile net income to
                       net cash provided by (used in):
                       Depreciation and amortization                                        $97,459              $98,822
                       (Gain)loss on sale of property and equipment                          $3,328                ($741)
                       Bad debt expense                                                      $7,500                   $0
                       Provision for loss reserve for inventory obsolescence               ($10,296)                  $0

                    Changes in Assets and Liabilities Affecting Cash
                      Flows from Operating Activities:
                      Accounts Receivable                                                $1,370,708             $125,485
                      Inventory                                                           ($487,940)           ($589,457)
                      Other Current Assets                                                   $9,383              $99,261
                      Other Non Current Assets                                              ($1,509)            ($33,042)
                      Accounts Payable                                                    ($425,161)           ($102,701)
                      Income Taxes                                                               $0                   $0
                      Accrued Expenses                                                    ($157,669)           ($138,851)
                      Customer Deposits                                                   ($107,988)            $420,965
                      Deferred Compensation                                                      $0               $1,250
                                                                              ----------------------  -------------------

                   Net Cash (Used) Provided By Operating Activities                        $306,728            ($381,771)
                                                                              ----------------------  -------------------

                   Cash Flows from Investing Activities
                       Repayments from related parties                                         $850                   $0
                       Purchase in investment in LLC                                       ($64,849)                  $0
                       Capital Expenditures for Property and Equipment                      ($6,972)             ($1,590)
                                                                              ----------------------  -------------------

                   Net Cash Used In Investing Activities                                   ($70,971)             ($1,590)
                                                                              ----------------------  -------------------

                   Cash Flows from Financing Activities
                       Net (payments on) borrowings on debt obligations                   ($262,350)            $438,785
                       Repurchase of common stock                                          ($25,151)                  $0
                       Proceeds from issuance of Common Stock                               $13,414                 $150
                                                                              ----------------------  -------------------

                   Net Cash Provided by (Used In) Financing Activities                    ($274,067)            $438,935
                                                                              ----------------------  -------------------

                   Net Increase (Decrease) in Cash                                         ($38,310)             $55,574
                   Cash, Beginning of Period                                                $52,402               $9,958
                                                                              ----------------------  -------------------

                   CASH, END OF PERIOD                                                      $14,092              $65,532
                                                                              ======================  ===================


                   PH Group Inc. paid $ 88,525 in cash for interest in the first quarter 2001 and $101,021 in 2000.


   The accompanying notes are an integral part of the financial statements.